Form 10QSB
period 2002-06-30
SYNERGY FINANCIAL GROUP INC
filed 2002-09-23
CIK 1174258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2002
                                       -------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from          to
                                        --------    --------

                                            SEC File Number: 000-49980
                                                             ---------

                       SYNERGY FINANCIAL GROUP, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             United States                                   22-3798671
--------------------------------------------              ----------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

    310 North Avenue East, Cranford, New Jersey                  07016
-------------------------------------------------             -----------
     (Address of principal executive offices)                  (Zip Code)

                                 (800) 693-3838
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No   X
                                      ----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of September 16, 2002:

$0.10 Par Value Common Stock                         100
----------------------------                -------------------------
          Class                                Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                               Yes        No    X
                                  ------     -------

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I.            FINANCIAL INFORMATION
-------            ---------------------

Item 1.           Financial Statements

                  Consolidated Statements of Financial Condition as of June 30, 2002 (unaudited)
                  and December 31, 2001 (audited).................................................................1

                  Consolidated Statements of Income for the three and six months ended June 30, 2002 and 2001 (unaudited)).......................................................2

                  Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2002 and 2001 (unaudited)).......................................................3

                  Consolidated Statements of Cash Flows for the six
                  months ended June 30, 2002 and 2001 (unaudited).................................................4

                  Notes to Consolidated Financial Statements......................................................5

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................6

PART II.          OTHER INFORMATION
--------          -----------------

Item 1.     Legal Proceedings....................................................................................10

Item 2.     Changes in Securities and Use of Proceeds............................................................10

Item 3.     Defaults Upon Senior Securities......................................................................10

Item 4.     Submission of Matters to a Vote of Security-Holders..................................................10

Item 5.     Other Information....................................................................................10

Item 6.     Exhibits and Reports on Form 8-K.....................................................................10

Signatures


                              SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        June 30,
                                                                          2002       December 31,
                                                                      (unaudited)        2001
                                                                    -------------   -------------
Assets

Cash and amounts due from banks                                     $   2,041,371   $   2,026,535
Interest-bearing deposits with banks                                    1,784,008       1,680,969
                                                                    -------------   -------------
Cash and cash equivalents                                               3,825,379       3,707,504

Equity securities:
   Held to maturity                                                            --              --
   Available for sale                                                       9,649              --
Mortgage-backed securities:
   Held to maturity                                                    11,129,868       7,152,853
   Available for sale                                                  45,190,794      43,894,168
Loans Receivable, net                                                 290,235,305     224,688,651
Accrued interest receivable                                             1,527,998       1,150,969
Property and equipment, net                                            13,642,504      11,639,424
Federal Home Loan Bank of New York stock, at cost                       2,850,000       1,550,000
Cash surrender value of officer life insurance                          2,109,956       2,051,079
Deferred income taxes                                                      91,469         291,062
Other assets                                                              777,963         836,888
                                                                    -------------   -------------
            Total assets                                            $ 371,390,885   $ 296,962,598
                                                                    =============   =============

Liabilities and Equity

Liabilities:
   Deposits                                                         $ 301,735,198   $ 249,813,341
    Federal Home Loan Bank of New York advances                        43,200,000      22,500,000
    Advance payments by borrowers for taxes and insurance               1,449,280       1,045,625
    Accrued interest payable on advances                                  157,378         174,188
    Other liabilities                                                     975,999       1,039,073
                                                                    -------------   -------------
            Total liabilities                                         347,517,855     274,572,227
                                                                    -------------   -------------

Commitments and Contingencies                                                  --              --

Stockholders' equity:
    Preferred stock; $.10 par value, 2,000,000 shares authorized;
       issued and outstanding - none                                           --              --
   Common Stock; $.10 par value, 18,000,000 shares authorized;
       100 shares issued and outstanding                                       10              10
   Paid-in-capital                                                         99,990          99,990
   Retained earnings                                                   23,443,624      22,315,215
   Accumulated other comprehensive (loss) - unrealized loss
       on securities available for sale,net of tax                        329,406         (24,844)
                                                                    -------------   -------------
           Total stockholders' equity                                  23,873,030      22,390,371
                                                                    -------------   -------------

            Total liabilities and stockholders' equity              $ 371,390,885   $ 296,962,598
                                                                    =============   =============

                                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME

                                                                For the Six Months Ended         For the Quarter Ended
                                                                         June 30,                      June 30,
                                                               ----------------------------   ---------------------------
                                                                   2002            2001            2002           2001
                                                                (unaudited)     (unaudited)     (unaudited)    (unaudited)
                                                               ------------    ------------   ------------   ------------
Interest income:

  Loans                                                        $  9,340,165    $  7,641,925   $  4,999,009   $  3,862,209
  Investments                                                             0         253,239              0        124,048
  Mortgaged-backed securities                                     1,557,869         940,118        787,274        471,648
  Other                                                               3,955         256,093            906        207,102
                                                               ------------    ------------   ------------   ------------
        Total interest income                                    10,901,989       9,091,375      5,787,189      4,665,007
                                                               ------------    ------------   ------------   ------------
Interest expense:
  Deposits                                                        3,244,390       3,530,551      1,679,179      1,906,175
  Borrowed funds                                                    873,919       1,007,890        459,967        498,510
                                                               ------------    ------------   ------------   ------------
        Total interest expense                                    4,118,309       4,538,441      2,139,146      2,404,685
                                                               ------------    ------------   ------------   ------------
        Net interest income before provision for loan losses      6,783,680       4,552,934      3,648,043      2,260,322
                                                               ------------    ------------   ------------   ------------
Provision for loan losses                                           550,917         195,000        280,965        150,000
                                                               ------------    ------------   ------------   ------------
        Net interest income after provision for loan losses       6,232,763       4,357,934      3,367,078      2,110,322
                                                               ------------    ------------   ------------   ------------

Other income:
  Gain on sale of loans                                             123,523          14,867        123,523         14,867
  Dividend on FHLB stock                                             49,247          65,558         31,640         30,702
  Gain/(loss) on sale of investments                                 (5,993)              0              0              0
  Commissions                                                        59,557         228,203         61,487        159,746
  Loan servicing fees                                                90,891         138,915         44,809         71,388
  Other fees and service charges                                    474,836         435,812        252,710        226,241
  Insurance investment                                               58,877          55,305         28,014         26,787
  Other                                                              33,985          19,294         23,896          1,522
                                                               ------------    ------------   ------------   ------------
        Total other income                                          884,923         957,954        566,079        531,253
                                                               ------------    ------------   ------------   ------------
Operating expenses:
  Compensation and employee benefits                              2,705,978       2,472,094      1,478,466      1,298,070
  Office operations                                               1,291,600       1,130,206        709,420        587,172
  Office occupancy                                                  558,121         456,446        297,841        226,691
  Professional and outside services                                 163,444         157,694         79,265         75,429
  Education and promotion                                           398,891         165,902        325,453         85,540
  Loan servicing                                                    138,373          49,663         22,246         14,989
  Deposit insurance                                                  21,712          17,823         10,854          8,880
  Other                                                             111,276         115,306         55,785        (47,155)
                                                               ------------    ------------   ------------   ------------
        Total operating expenses                                  5,389,395       4,565,134      2,979,330      2,249,616
                                                               ------------    ------------   ------------   ------------
        Income before income tax expense                          1,728,291         750,754        953,827        391,959
                                                               ------------    ------------   ------------   ------------
Income tax expense                                                  599,882         254,930        334,410        134,141
                                                               ------------    ------------   ------------   ------------
        Net income                                             $  1,128,409    $    495,824   $    619,417   $    257,818
                                                               ============    ============   ============   ============

                                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                               For the Six Months Ended    For the Quarter Ended
                                                                        June 30,                  June 30,
                                                                -----------------------   ------------------------
                                                                    2002          2001         2002        2001
                                                                (unaudited)  (unaudited)  (unaudited)  (unaudited)

Net Income                                                      $1,128,409   $  495,824   $  619,417   $  257,818

Other comprehensive income:
    Unrealized holding gains (losses) on securities available
     for sale, net of income taxes (benefit) of $199,581,
     $142,581, $345,743, and ($17,650), respectively               354,250      253,698      614,320      (31,405)
                                                                ----------   ----------   ----------   ----------

Comprehensive income                                            $1,482,659   $  749,522   $1,233,737   $  226,413
                                                                ==========   ==========   ==========   ==========

                                       3

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            For the Six Months Ended
                                                                                   June 30,
                                                                          ---------------------------
                                                                             2002            2001
                                                                           (unaudited)    (unaudited)
                                                                          ---------------------------
Cash flows from operating activities:
    Net income                                                           $ 1,128,409    $   495,824
    Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                                          387,691        385,647
      Provision for loan losses                                              550,917        195,000
      Deferred income taxes                                                       12        (60,910)
      Amortization of deferred loan fees and costs                            62,671        (41,500)
      Amortization of premiums on investments
       and mortgage-backed securities                                        118,730         35,482
      Loss (gain) on sale of mortgage-backed securities                        5,993           --
      Gain (loss) on sale of loans                                          (123,523)       (14,867)
      (Increase) decrease in accrued interest receivable                    (377,029)         3,767
      Decrease (increase) in other assets                                     58,925        (61,193)
      (Decrease) increase in other liabilities                               (63,074)      (310,655)
      (Increase) in cash surrender value of officer life insurance           (58,877)       (55,305)
      Increase (decrease) in accrued interest payable on FHLB advances       (16,810)       (11,485)
                                                                         -----------    -----------
         Net cash provided by operating activities                         1,674,035        559,805
                                                                         -----------    -----------
Cash flows from investing activities:
    Loan originations, net of principal repayments                       (57,642,463)   (20,948,438)
    Purchase of loans                                                    (13,716,682)    (1,000,000)
    Purchase of investment securities                                        (10,950)    (5,000,000)
    Purchase of mortgaged-backed securities                              (19,978,937)   (11,209,008)
    Maturity and principal repayments of investment securities                  --        5,000,000
    Maturity and principal repayments of mortgage-backed securities       13,110,080      4,792,419
    Purchase of property and equipment                                    (2,390,771)      (527,812)
    Redemption (purchase) of FHLB stock                                   (1,300,000)          --
    Proceeds from sale of mortgage-backed securities                       2,025,625           --
    Proceeds from sale of loans                                            5,322,426      4,058,478
                                                                         -----------    -----------
         Net cash used in investing activities                           (74,581,672)   (24,834,361)
                                                                         -----------    -----------
Cash flows from financing activities:
    Net increase in deposits                                              51,921,857     33,683,095
    Net change in FHLB overnight lines of credit                           5,600,000           --
    Advances from FHLB                                                    20,100,000      3,000,000
    Repayment of advances from FHLB                                       (5,000,000)    (3,500,000)
    Increase (decrease) in advance payments by borrowers for
     taxes and insurance                                                     403,655        192,872
    Capitalization of Mutual Holding Company                                    --         (100,000)
                                                                         -----------    -----------
         Net cash provided by financing activities                        73,025,512     33,275,967
                                                                         -----------    -----------

         Net increase (decrease) in cash and cash equivalents                117,875      9,001,411

    Cash and cash equivalents at beginning of year                         3,707,504      6,138,745
                                                                         -----------    -----------
    Cash and cash equivalents at end of period                           $ 3,825,379    $15,140,156
                                                                         ===========    ===========

    Supplemental disclosure of cash flow information:

      Cash paid during the year for:

         Income taxes                                                    $   719,939    $   319,000
                                                                         ===========    ===========

         Interest paid on deposits                                       $ 3,244,860    $ 3,532,546
                                                                         ===========    ===========

         Interest paid on borrowed funds                                 $   885,404    $ 1,024,700
                                                                         ===========    ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 -  Principles of Consolidation
          ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Synergy Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries, Synergy Bank and Synergy Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's primary business is the operation of the Bank. The Bank provides the usual products and services of banking such as deposits and mortgage, consumer and non-residential loans, including multi- family credits.

NOTE 2 -  Basis of Presentation and Interim Financial Statements
          ------------------------------------------------------

These unaudited statements have been prepared in accordance with instructions for Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of the Company's management, necessary for a fair presentation of the financial position and results of operations and cash flows for these periods.

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated statements of financial condition and revenues and expenses for the period. Actual results could differ significantly from these estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

         Management's discussion and analysis of financial condition and results of operations is intended to provide assistance in understanding our consolidated financial condition and results of operations. The information in this section should be read with the consolidated interim financial statements and the notes thereto included in this Form 10-QSB.

         Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of loans and investments outstanding in any one period, the yields earned on those loans and investments and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, our results of operations are also affected by the relative levels of our non-interest income and operating expenses. Our non-interest income consists primarily of fees and service charges, dividends on our Federal Home Loan Bank ("FHLB") of New York stock, and gains on the sale of loans and investments. The operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, and telephone and postage costs. Our results of operations are also significantly impacted by the amount of provisions for loan losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends.

         The Management's Discussion and Analysis section of this Form 10-QSB contains certain forward- looking statements (as defined in the Private Securities Litigation Reform Act of 1995). These forward- looking statements project our future operations, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in these forward-looking statements. Our results of operations are affected by general economic, regulatory and competitive conditions, including changes in prevailing interest rates and the policies of regulatory agencies and state and federal tax authorities.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

         Assets. Total assets increased $74.4 million, or 25.1%, to $371.4 million at June 30, 2002 from approximately $297.0 million at December 31, 2001. The increase in total assets resulted primarily from a $65.5 million increase in net loans receivable and a $5.3 million increase in securities. The increase in securities was due primarily to an increase in mortgage backed securities which increased by $8.9 million, in connection with our strategies to conservatively leverage capital and invest excess cash flow derived from financing activities. The increase in loans primarily resulted from growth in the residential mortgage loan, auto loan and non-residential mortgage loan portfolios of $47.1 million, $14.1 million and $5.7 million, respectively.

         Residential loans increased due to historically low interest rates resulting in an increased volume of refinancing activity as well as promotional efforts aimed at increasing the proportion of short to medium term home equity loans to total loans in our portfolio. Auto loans increased due to a purchase of $13.7 million of indirect auto loans from a local financial institution during the quarter ended June 30, 2002. Non- residential loans and multi-family loans increased as a result of an effort to further diversify the loan portfolio by promoting these types of credits.

         Liabilities. Total liabilities increased $72.9 million, or 26.6% to $347.5 million at June 30, 2002 from $274.6 million at December 31, 2001. The increase in total liabilities resulted primarily from an increase of $51.9 million in deposits, of which $17.9 million was in core deposits, and a $20.7 million increase in FHLB advances. The majority of the deposit growth consisted of an increase in certificates of deposit, with terms predominantly in excess of one year, which were offered at competitive rates to lock in prevailing low interest rates. The increase in FHLB advances was to fund strong loan originations during this period and for other investing activities. It is projected that the deposit flow from existing and new branches will be used to fund our loan demand and possibly pay down the intermediate FHLB advances.

         Equity. Total equity increased $1.5 million to $23.9 million at June 30, 2002 from $22.4 million at December 31, 2001. The increase in equity reflects $1.1 million in net income for the six months ended June 30, 2002, and a net increase in accumulated other comprehensive income of $354,000, attributable to an unrealized gain on available-for-sale securities.

Comparison of Operating Results for Six Months Ended June 30, 2002 and 2001

         Net Income. Net income increased by $633,000 to $1.1 million for the six months ended June 30, 2002 compared to $496,000 for the same period in 2001, a 128% increase. The increase was attributable primarily to a $2.2 million increase in net interest income, offset by a $356,000 increase in the provision for loan losses, a $73,000 decrease in other income, an $824,000 increase in operating expenses, and a $345,000 increase in income tax expense.

         Net Interest Income. Net interest income grew $2.2 million, or 49.0% for the six months ended June 30, 2002 compared to the same period in 2001. Total interest income increased by $1.8 million to $10.9 million for the six months ended June 30, 2002, while total interest expense fell by $420,000 to $4.1 million for the six months ended June 30, 2002.

         The 19.9% increase in total interest income was primarily due to a $72.9 million, or 29.5%, increase in the average balance of interest-earning assets, offset by a 54 basis point decrease in the average yield earned thereon. The decrease in the average yield was primarily attributable to lower market interest rates during the 2002 period, offset by a greater growth in the balance of loans relative to the growth in securities which generally earn a lower yield.

         The 9.3% decrease in total interest expense resulted primarily from a 93 basis point decrease in the average cost of interest-bearing liabilities, offset by a $76.7 million, or 32.2%, increase in the average balance of interest-bearing liabilities. The decrease in the average cost of interest-bearing liabilities is primarily attributable to our pricing strategies and lower market interest rates in the 2002 period. The majority of the increase in the average balance of liabilities for the 2002 period was comprised of a $47.5 million increase in the average balance of certificates of deposit, the cost of which was offset by a 196 basis point decline in the average cost thereof.

         Provision for Loan Losses. We maintain an allowance for loan losses through provisions for loan losses which are charged to operations. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent loan losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as internal analysis of credit quality, general levels of loan delinquencies, collateral values, Synergy Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management's estimation did not change either in estimation methods or assumptions during either period.

         The provision for loan losses was $551,000 for the six months ended June 30, 2002 compared to $195,000 for the same period in 2001. We had net charge-offs of $8,000 for the six months ended June 30, 2002 compared to net charge-offs of $80,000 for the same period in 2001. The increase in the provision for loan losses for the 2002 period as compared to the 2001 period reflects a significant amount of new loan growth of which the majority is less seasoned credits. The total loan portfolio grew to $290.2 million at June 30, 2002 from $206.8 million at June 30, 2001, representing a 40.3% increase. The growth in the loan portfolio included a significant growth in multi-family and non-residential loans, from 4.0% of the portfolio at June 30, 2001 to 6.7% at June 30, 2002, and this change in loan concentrations by loan category was also considered in management's loan loss analysis and its decision to increase the provision for the 2002 period.

         In addition, the $551,000 provision for the 2002 period reflects a $65.5 million, or 29.2%, increase in the loan portfolio between December 31, 2001 and June 30, 2002, which includes a $5.7 million, or 41.5%, increase in non-residential mortgage loans. Furthermore, during the second quarter the institution acquired approximately $13.7 million of indirect auto loans from a local financial institution. The loans acquired consisted of $9.9 million of performing loans, $2.9 million of loans past due one to twenty-nine days and $867,000 of loans past due thirty to fifty-nine days. These credits were acquired at different price levels to provide us an estimated rate of return given the level of risk inherent with these types of credits. Consequently, a higher loan loss reserve percentage has been established on these purchased loans.

         Our allowance for loan losses stood at $1.9 million at June 30, 2002 compared to $1.3 million at June 30, 2001. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience, and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. The allocation did not change materially from June 30, 2002 to June 30, 2001.

         Other Income. Other income, which is primarily composed of deposit account fees, ATM fees, loan fees and service charges, decreased by $73,000 to $885,000 for the six months ended June 30, 2002 from $958,000 the same period in 2001. The decrease was primarily due to a $169,000 decrease in commission fees from Synergy Financial Group, Inc.'s wholly-owned subsidiary, Synergy Financial Services, Inc., due to lower commissions earned from securities and insurance sales. The decrease in commission fees was offset by an increase in gain on sales of mortgages of $60,000 and settlement gains of $74,000 from the sale of the credit card portfolio recognized in the quarter ended June 30, 2002. There was also a $6,000 loss on the sale of a mortgage-backed security held as available for sale in the 2002 period as compared to a $6,000 gain on the sale of a mortgage-backed security held as available for sale in the 2001 period.

         Operating Expenses. Operating expenses increased to $5.4 million for the six months ended June 30, 2002, an $824,000 increase compared to the same period in 2001. The increase resulted mostly from higher operating expenses associated with two additional branch offices opened in the first half of 2002 and record volume of loan originations during the period.

         Historically, we have had a high level of operating expense because of the large number of branch offices relative to our asset size. At June 30, 2002, Synergy Bank operated six on-site branch offices located on the corporate premises of its former credit union sponsor. Although we do not incur rent expense for these facilities, higher personnel costs are needed to operate these facilities along with our independent branch offices and main office.

         We also expect increased expenses in the future as a result of the establishment of the employee stock ownership plan, stock benefit plans, and directors' retirement plan, as well as increased costs associated with being a public company, such as periodic reporting, annual meeting materials, retention of a transfer agent and professional fees.

         Furthermore, we intend to expand our branch office network, and expenses related to such expansion will impact earnings in future periods.

         Income Tax Expense. Income tax expense increased by $345,000, or 135%, during the six months ended June 30, 2002 as compared to the same period in 2001, reflecting higher income for the 2002 period.

         Synergy Financial Group, Inc. and its subsidiaries file New Jersey income tax returns and are subject to a state income tax that is calculated based on federal taxable income, subject to certain adjustments. In July 2002, New Jersey eliminated the 3% tax rate formerly applicable to thrift institutions located in New Jersey, and such institutions are now subject to the 9% tax rate applicable to New Jersey corporations. Such change is retroactive to January 1, 2002. The net effect of the retroactive tax increase on Synergy Financial Group, Inc. is not material, however, the increased tax rate will have an effect on future tax periods.

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk- weighted assets. On June 30, 2002, the Bank was in compliance with all of its regulatory capital requirements.

                           PART II - OTHER INFORMATION

 Item 1. Legal Proceedings.
         ------------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Synergy Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2002 that would have a material effect on its operations or income.

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         ------------------

         On September 17, 2002, the Company completed a minority stock offering and issuance of 43.5% of its outstanding common stock. A total of 1,454,750 shares were sold, at $10.00 per share, to eligible depositors of Synergy Bank in a subscription offering. The majority of shares continue to be owned by Synergy, MHC, the Company's mutual holding company parent, which owned 100% of the outstanding stock of the Company prior to the minority offering. The Company's stock commenced trading on the OTC Electronic Bulletin Board under the symbol "SYNF" on September 18, 2002.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

     a)   Exhibits:

          99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002

     b)   Reports on Form 8-K:

               None.

                                   SIGNATURES


          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SYNERGY FINANCIAL GROUP, INC.



Date: September 23, 2002             By:/s/John S. Fiore
                                        ----------------------------------------
                                        John S. Fiore
                                        President and Chief Executive Officer
                                        (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/John S. Fiore                             /s/Ralph A. Fernandez
-------------------------------------        -------------------------------------------
John S. Fiore                                Ralph A. Fernandez
President and Chief Executive Officer        Vice President and Chief Financial Officer
(Principal Executive Officer)                (Principal Financial and Accounting Officer)


Date: September 23, 2002                     Date: September 23, 2002

                            SECTION 302 CERTIFICATION


     I, John S. Fiore, President and Chief Executive Officer of Synergy Financial Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Synergy Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  September 23, 2002             /s/John S. Fiore
                                      --------------------------------------
                                      John S. Fiore
                                      President and Chief Executive Officer

                            SECTION 302 CERTIFICATION


     I, Ralph A. Fernandez, Vice President and Chief Financial Officer of Synergy Financial Group, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Synergy Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  September 23, 2002          /s/Ralph A. Fernandez
                                   --------------------------------------------
                                   Ralph A. Fernandez
                                   Vice President and Chief Financial Officer