Form 10QSB
period 2002-09-30
SYNERGY FINANCIAL GROUP INC
filed 2002-11-14
CIK 1174258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   September 30, 2002
                                       ------------------

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-49980
                                            --------

                          SYNERGY FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          United States                                         22-3798671
-------------------------------                            -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)

310 North Avenue East, Cranford, New Jersey                       07016
-------------------------------------------                       -----
  (Address of principal executive offices)                      (Zip Code)

                                 (800) 693-3838
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


     Check whether the registrant: (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes        No  X
                        ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of November 14, 2002:

$0.10 Par Value Common Stock                                3,344,252
----------------------------                           ------------------
               Class                                   Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                                  Yes          No   X
                                        ---        ---

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----
PART I.            FINANCIAL INFORMATION
-------            ---------------------

Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of September 30, 2002 (unaudited)
                  and December 31, 2001 (audited).................................................................1

                  Consolidated Statements of Income for the three and nine months ended September 30, 2002 and 2001 (unaudited)...................................................2

                  Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2002 and 2001 (unaudited)...................................................3

                  Consolidated Statement of Changes in Stockholders' Equity for the nine months ended September 30, 2002 (unaudited)............................................................4

                  Consolidated Statements of Cash Flows for the nine
                  months ended September 30, 2002 and 2001 (unaudited)............................................5

                  Notes to Consolidated Financial Statements......................................................6

Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................8

Item 3.      Controls and Procedures..............................................................................12


PART II.          OTHER INFORMATION
--------          -----------------

Item 1.     Legal Proceedings.....................................................................................13

Item 2.     Changes in Securities and Use of Proceeds.............................................................13

Item 3.     Defaults Upon Senior Securities.......................................................................13

Item 4.     Submission of Matters to a Vote of Security-Holders...................................................13

Item 5.     Other Information.....................................................................................13

Item 6.     Exhibits and Reports on Form 8-K......................................................................13

Signatures


                  SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                    September 30,      December 31,
                                                                        2002              2001
                                                                     (unaudited)        Audited
                                                                    -------------    -------------
Assets

Cash and amounts due from banks                                     $   2,500,935    $   2,026,535
Interest-bearing deposits with banks                                   33,977,303        1,680,969
                                                                    -------------    -------------

Cash and cash equivalents                                              36,478,238        3,707,504

Equity securities:
   Held to maturity                                                             -                -
   Available for sale                                                       8,745                -
Mortgage-backed securities:
   Held to maturity                                                    12,202,018        7,152,853
   Available for sale                                                  45,568,820       43,894,168
Loans Receivable, net                                                 300,049,610      224,688,651
Accrued interest receivable                                             1,470,428        1,150,969
Property and equipment, net                                            15,430,422       11,639,424
Federal Home Loan Bank of New York stock, at cost                       1,868,700        1,550,000
Cash surrender value of officer life insurance                          2,137,970        2,051,079
Deferred income taxes                                                      59,466          291,062
Other assets                                                              753,025          836,888
                                                                    -------------    -------------

            Total assets                                            $ 416,027,442    $ 296,962,598
                                                                    =============    =============
Liabilities and Equity

Liabilities:
   Deposits                                                         $ 338,938,643    $ 249,813,341
    Federal Home Loan Bank of New York advances                        37,144,135       22,500,000
    Advance payments by borrowers for taxes and insurance               1,337,595        1,045,625
    Accrued interest payable on advances                                  178,747          174,188
    Other liabilities                                                     792,608        1,039,073
                                                                    -------------    -------------

            Total liabilities                                         378,391,728      274,572,227
                                                                    -------------    -------------
Commitments and Contingencies                                                   -                -

Stockholders' equity:
    Preferred stock; $.10 par value, 2,000,000 shares authorized;
       issued and outstanding - none                                            -                -
   Common Stock; $.10 par value, 18,000,000 shares authorized;
       shares issued and outstanding 3,344,252 (2002) and 100 (2001)      334,425               10
   Paid-in-capital                                                     13,964,203           99,990
   Unearned ESOP                                                       (1,163,800)               -
   Retained earnings                                                   23,892,703       22,315,215
   Accumulated other comprehensive income (loss) -
       unrealized gain (loss) on securities available for sale,
       net of tax                                                         608,183          (24,844)
                                                                    -------------    -------------

           Total stockholders' equity                                  37,635,714       22,390,371
                                                                    -------------    -------------

            Total liabilities and stockholders' equity              $ 416,027,442    $ 296,962,598
                                                                    =============    =============

                                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    For the Nine Months Ended       For the Quarter Ended
                                                                         September 30,                   September 30,
                                                                  ----------------------------   ----------------------------
                                                                      2002            2001           2002            2001
                                                                   (unaudited)     (unaudited)    (unaudited)     (unaudited)
                                                                  ------------    ------------   ------------    ------------
    Interest income:

       Loans                                                      $ 14,673,303    $ 11,825,600   $  5,333,138    $  4,183,675
       Investments                                                           0         350,577              0          97,338
       Mortgaged-backed securities                                   2,238,568       1,522,484        680,699         582,366
       Other                                                            18,802         313,817         14,847          57,724
                                                                  ------------    ------------   ------------    ------------

            Total interest income                                   16,930,673      14,012,478      6,028,684       4,921,103
                                                                  ------------    ------------   ------------    ------------
    Interest expense:
       Deposits                                                      5,242,655       5,535,259      1,998,265       2,004,708
       Borrowed funds                                                1,335,521       1,464,304        461,602         456,414
                                                                  ------------    ------------   ------------    ------------

            Total interest expense                                   6,578,176       6,999,563      2,459,867       2,461,122
                                                                  ------------    ------------   ------------    ------------

            Net interest income before provision for loan losses    10,352,497       7,012,915      3,568,817       2,459,981
                                                                  ------------    ------------   ------------    ------------

    Provision for loan losses                                          760,086         374,000        209,169         179,000
                                                                  ------------    ------------   ------------    ------------

            Net interest income after provision for loan losses      9,592,411       6,638,915      3,359,648       2,280,981
                                                                  ------------    ------------   ------------    ------------

    Other income:
       Gain on sale of loans                                           118,005          30,290         (5,518)         15,423
       Dividend on FHLB stock                                           66,432          82,410         17,185          16,852
       Gain/(loss) on sale of investments                               (5,993)          4,596              0           4,596
       Commissions                                                      86,698         273,776         27,141          45,573
       Loan servicing fees                                             128,724         215,745         37,833          76,830
       Other fees and service charges                                  792,623         665,267        317,787         229,455
       Insurance investment                                             86,891          82,092         28,014          26,787
       Other                                                            99,910          32,423         65,925          13,129
                                                                  ------------    ------------   ------------    ------------

            Total other income                                       1,373,290       1,386,599        488,367         428,645
                                                                  ------------    ------------   ------------    ------------
    Operating expenses:
       Compensation and employee benefits                            4,375,194       3,589,047      1,669,216       1,116,953
       Office operations                                             1,916,750       1,668,880        625,150         538,674
       Office occupancy                                                911,102         678,863        352,981         222,417
       Professional and outside services                               258,192         230,895         94,748          73,201
       Education and promotion                                         547,042         263,747        148,151          97,845
       Loan servicing                                                  260,766         102,198        122,393          52,535
       Deposit insurance                                                33,466          27,193         11,754           9,370
       Other                                                           161,084         138,321         49,808          23,015
                                                                  ------------    ------------   ------------    ------------

            Total operating expenses                                 8,463,596       6,699,144      3,074,201       2,134,010
                                                                  ------------    ------------   ------------    ------------

            Income before income tax expense                         2,502,105       1,326,370        773,814         575,616
                                                                  ------------    ------------   ------------    ------------

    Income tax expense                                                 924,617         454,960        324,735         200,030
                                                                  ------------    ------------   ------------    ------------

            Net income                                            $  1,577,488    $    871,410   $    449,079    $    375,586
                                                                  ============    ============   ============    ============

            Earnings per common share - Basic and diluted         $       0.49             N/A   $       0.14             N/A
                                                                  ============                   ============

            Weighted average number of shares outstanding:
                Basic and diluted                                    3,227,872             N/A      3,227,872             N/A
                                                                  ============                   ============


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                      For the Nine Months Ended           For the Quarter Ended
                                                                            September 30,                      September 30,
                                                                ---------------------------------    ------------------------------
                                                                          2002           2001                2002          2001
                                                                      (unaudited)     (unaudited)         (unaudited)  (unaudited)

Net Income                                                           $ 1,577,488     $   871,410           $ 449,079     $ 375,586


Other comprehensive income:
    Unrealized holding gains on securities available
     for sale, net of income taxes of $351,522
     $313,285,$152,429, and $170,703, respectively                       633,027         557,434             278,777       303,736
                                                                -----------------  --------------    ----------------  ------------

Comprehensive income                                                 $ 2,210,515     $ 1,428,844           $ 727,856     $ 679,322
                                                                =================  ==============    ================  ============

                                         SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Nine Months Ended September 30, 2002
                                                           (Unaudited)

                                                                                                  Accumulated
                                                        Additional      Unallocated                  Other
                                             Common        Paid-In     Common Stock    Retained   Comprehensive
                                              Stock        Capital     Held by ESOP    Earnings   Income/(Loss)   Total Equity
                                           ----------   ------------ -------------   --------------------------   ------------

Balance, December 31, 2001                       10         99,990              0     22,315,215      (24,844)     22,390,371


Net income for the year ended
     September 30, 2002 (unaudited)                                                    1,577,488                    1,577,488


Issuance of common stock                     334,415     13,864,213                                                 14,198,628


Unallocated common stock
     held by ESOP (unaudited)                                          (1,163,800)                                  (1,163,800)

Change in unrealized gain on
     securities available for sale,
     net of tax (unaudited)                                                                            633,027         633,027
                                           ---------    -----------  ------------    -----------     ---------    ------------

Balance, September 30, 2002 (unaudited)    $ 334,425    $13,964,203  $ (1,163,800)   $23,892,703     $ 608,183    $ 37,635,714
                                           =========    ===========  ============    ===========     =========    ============


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                             For the Nine Months Ended
                                                                                    September 30,
                                                                          -------------------------------
                                                                                2002            2001
                                                                            (unaudited)     (unaudited)
                                                                          ---------------  --------------
Cash flows from operating activities:                                        1,577,488         871,410
    Net income
    Adjustments  to  reconcile  net  income to net cash  provided  by operating activities:
       Depreciation and amortization                                           646,683         554,268
       Provision for loan losses                                               760,086         374,000
       Deferred income taxes                                                  (120,739)            149
       Amortization of deferred loan fees and costs                             34,521           3,942
       Amortization of premiums on investments
        and mortgaged-backed securities                                        205,710          57,280
       (Gain) loss on sale of investment securities available for sale            (257)              -
       Loss (gain) on sale of mortgaged-backed securities available for sale     6,250          (4,596)
       (Gain) on sale of loans                                                (118,005)        (30,290)
       (Increase) decrease in accrued interest receivable                     (319,459)        (51,531)
       Decrease (increase) in other assets                                      83,863         (88,300)
       (Decrease) increase in other liabilities                               (246,465)         37,877
       (Increase) in cash surrender value of officer life insurance            (86,891)        (82,092)
       Increase in accrued interest payable on FHLB advances                     4,559          46,767
                                                                          ------------    ------------
          Net cash provided by operating activities                          2,427,344       1,688,884
                                                                          ------------    ------------
Cash flows from investing activities:
    Loan originations, net of principal repayments                         (67,704,556)    (39,714,669)
    Purchase of loans                                                      (13,684,618)     (1,000,000)
    Purchase of investment securities                                                -      (6,000,000)
    Purchase of mortgaged-backed securities available for sale             (21,230,700)    (22,571,890)
    Purchase of mortgaged-backed securities held to maturity                (8,104,069)              -
    Purchase of investment securities available for sale                       (21,548)              -
    Maturity and principal repayments of investment securities                       -      13,500,000
    Maturity and principal repayments of mortgaged-backed securities
      available for sale                                                    18,341,555       5,854,199
    Maturity and principal repayments of mortgaged-backed securities
      held to maturity                                                       3,018,621       2,810,636
    Purchase of property and equipment                                      (4,437,681)       (582,068)
    (Purchase) redemption of FHLB stock                                       (318,700)        435,000
    Proceeds from sale of mortgaged-backed securities available for sale     2,025,625       1,000,000
    Proceeds from sale of investment securities available for sale              10,800               -
    Proceeds from sale of loans                                              5,352,426       9,335,682
                                                                          ------------    ------------
          Net cash used in investing activities                            (86,752,845)    (36,933,110)
                                                                          ------------    ------------

Cash flows from financing activities:
    Net increase in deposits                                                89,125,302      51,417,487
    Advances from FHLB                                                      20,100,000       1,500,000
    Maturity of advances from FHLB                                          (5,000,000)     (5,500,000)
    Principal repayment of advances from FHLB                                 (455,865)              -
    Increase (decrease) in advance payments by borrowers for
     taxes and insurance                                                       291,970         196,741
    Proceeds from stock offering                                            13,034,828               -
    Capitalization of Mutual Holding Company                                         -        (100,000)
                                                                          ------------    ------------
          Net cash provided by financing activities                        117,096,235      47,514,228
                                                                          ------------    ------------
          Net increase in cash and cash equivalents                         32,770,734      12,270,002

    Cash and cash equivalents at beginning of year                           3,707,504       6,138,745
                                                                          ------------    ------------

    Cash and cash equivalents at end of period                              36,478,238      18,408,747
                                                                          ============    ============

    Supplemental disclosure of cash flow information:

       Cash paid during the year for:

          Income taxes                                                       1,087,236         444,878
                                                                          ============    ============

          Interest paid on deposits                                          5,243,250       5,538,576
                                                                          ============    ============

          Interest paid on borrowed funds                                    1,330,962       1,417,537
                                                                          ============    ============

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1 -  Principles of Consolidation
          ---------------------------

The accompanying unaudited consolidated financial statements include the accounts of Synergy Financial Group, Inc. (the "Company") and its wholly-owned subsidiaries, Synergy Bank (the "Bank") and Synergy Financial Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company's primary business is the operation of the Bank. The Bank provides the usual products and services of banking such as deposits and mortgage, consumer and non-residential loans, including multi-family credits.

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002 or any other period. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001.

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

NOTE 3 - Net Income Per Common Share
         ---------------------------

Basic net income per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the unallocated portion of shares held by the ESOP in accordance with the American Institute of Certified Public Accountants' Statement of Position 93-6. Diluted net income per share is calculated by adjusting the weighted average number of shares of common stock outstanding to include the effect of unallocated ESOP shares, unearned restricted stock shares and stock options, if dilutive, using the treasury stock method. At September 30, 2002, the Company had no restricted stock plan or stock option plan.

For the three and nine month periods ended September 30, 2002, per share amounts were calculated based upon income for the respective entire periods. Although the Company completed its minority stock offering on September 17, 2002, the weighted average number of shares outstanding and earnings per share were calculated as if such shares were outstanding during the entire periods.


NOTE 4 - Subsequent Event
         ----------------

On July 2, 2002, the State of New Jersey enacted changes in its corporate business tax law. Among these are two changes which significantly impact the bank: (a) an increase in the tax rate, from 3% to 9%, applicable to the Bank's pre-tax income and (b) the elimination of the previously permitted exclusion from pre-tax income of certain dividends received. These changes are retroactive to January 1, 2002. The company has determined that the cumulative effect of the tax law change, through July 2, 2002, was a decrease to net income of approximately $25,166, which includes the net effect of federal income taxes, the recording of additional current state tax for the six months ended June 30, 2002, and the adjustment of state deferred tax assets. This adjustment was recorded in July 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward-Looking Statements

This report contains  certain forward looking  statements  within the meaning of
Section 21 E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially effect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

General

         Management's discussion and analysis of financial condition and results of operations is intended to provide assistance in understanding our consolidated financial condition and results of operations. The information in this section should be read with the consolidated interim financial statements and the notes thereto included in this Form 10-QSB.

         Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of loans and investments outstanding in any one period, the yields earned on those loans and investments and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, our results of operations are also affected by the relative levels of our non-interest income and operating expenses. Our non-interest income consists primarily of fees and service charges, dividends on our Federal Home Loan Bank ("FHLB") of New York stock, and gains (losses) on the sale of loans and investments. The operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, and telephone and postage costs. Our results of operations are also significantly impacted by the amount of provisions for loan losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

         Assets. Total assets increased $119.1 million, or 40.1%, to $416.0 million at September 30, 2002 from approximately $297.0 million at December 31, 2001. The increase in total assets resulted primarily from a $32.8 million increase in cash and cash equivalents, and a $75.4 million increase in net loans receivables. The increase in cash and cash equivalents was primarily the direct result of the initial public stock offering and the positive impact of operations. Additionally, the cash balance as of September 30, 2002 includes approximately $1.6 million to be reimbursed as a result of oversubscription to the initial public stock offering. The increase in loans primarily resulted from growth in the residential mortgage loan, auto loan and non-residential mortgage loan portfolios of $37.2 million, $17.5 million and $17.7 million, respectively.

         Residential loans increased due to historically low interest rates resulting in an increased volume of refinancing activity as well as promotional efforts aimed at increasing the proportion of short to medium term home equity loans to total loans in our portfolio. Auto loans increased due to a purchase of $13.7 million of indirect auto loans from a local financial institution during the quarter ended June 30, 2002. Non-residential loans and multi-family loans increased as a result of an effort to further diversify the loan portfolio by promoting these types of credits.

         Liabilities. Total liabilities increased $103.8 million, or 37.8% to $378.4 million at September 30, 2002 from $274.6 million at December 31, 2001. The increase in total liabilities resulted primarily from an increase of $89.1 million in deposits, of which $20.5 million was in core deposits, and a $14.6 million increase in FHLB advances. The majority of the deposit growth consisted of an increase in certificates of deposit, with terms predominantly in excess of one year, which were offered at competitive rates to lock in prevailing low interest rates. The increase in FHLB advances was to fund strong loan originations during this period and for other investing activities. It is projected that the deposit flow from existing and new branches will be used to fund our loan demand and possibly pay down the intermediate FHLB advances.

         Equity. Total equity increased approximately $15.2 million to $37.6 million at September 30, 2002 from $22.4 million at December 31, 2001. The increase in equity reflects approximately $14.3 million in proceeds from the initial stock offering, approximately $1.6 million in net income for the nine months ended September 30, 2002 and a $633,027 increase in accumulated other comprehensive income on securities available for sale.

Comparison  of Operating  Results for Nine Months Ended  September  30, 2002 and
2001

         Net Income. Net income increased by $706,079 to approximately $1.6 million for the nine months ended September 30, 2002 compared to $871,410 for the same period in 2001, an 81% increase. The increase was attributable primarily to a $3.3 million increase in net interest income, offset by a $386,086 increase in the provision for loan losses, a $13,309 decrease in other income, an approximately $1.8 million increase in operating expenses, and a $469,657 increase in income tax expense.

         Net Interest Income. Net interest income grew $3.3 million, or 47.6% for the nine months ended September 30, 2002 compared to the same period in 2001. Total interest income increased by $2.9 million to $16.9 million for the nine months ended September 30, 2002, while total interest expense fell by $421,387 to approximately $6.6 million for the nine months ended September 30, 2002.

         The 20.8% increase in total interest income was primarily due to a $110.5 million, or 39.6%, increase in the average balance of interest-earning assets, offset by a 100 basis point decrease in the average yield earned thereon. The decrease in the average yield was primarily attributable to lower market interest rates during the 2002 period and the above average balance of low yielding cash and cash equivalents resulting from the initial stock offering, positive operating results and strong deposit inflows.

         The 6.0% decrease in total interest expense resulted primarily from a 107 basis point decrease in the average cost of interest-bearing liabilities, offset by a $115.7 million, or 43.3%, increase in the average balance of interest-bearing liabilities. The decrease in the average cost of interest-bearing liabilities is primarily attributable to our pricing strategies and lower market interest rates in the 2002 period. The majority of the increase in the average balance of interest-bearing liabilities for the 2002 period was comprised of a $52.3 million increase in the average balance of certificates of deposit, which was offset by a 34.7% decline in the average cost thereof, and a $6.2 million or 40.5% increase in the average balance of the Money Market accounts.

         Provision for Loan Losses. The provision for loan losses was $760,086 for the nine months ended September 30, 2002 compared to $374,000 for the same period in 2001. We had net charge-offs of $51,525 for the nine months ended September 30, 2002 compared to net charge-offs of $176,798 for the same period in 2001. The increase in the provision for loan losses for the 2002 period as compared to the 2001 period reflects a significant amount of new loan growth of which the majority is less seasoned credits. The total loan portfolio grew to $300.1 million at September 30, 2002 from $220.1 million at September 30, 2001, representing a 36.3% increase. The growth in the loan portfolio included a significant growth in multi-family and non-residential loans (which are considered to have a higher risk of default than one- to four-family residential loans), from 7.9% of the portfolio at September 30, 2001 to 12.6% at September 30, 2002, and this change in loan concentrations by loan category was also considered in management's loan loss analysis and its decision to increase the provision for the 2002 period.

         In addition, the $760,086 provision for the 2002 period reflects a $75.4 million, or 33.5%, increase in the loan portfolio between December 31, 2001 and September 30, 2002, which includes a $9.9 million, or 72.2%, increase in non-residential mortgage loans. Furthermore, during the second quarter of 2002, the Bank acquired approximately $13.7 million of indirect auto loans from a local financial institution. The loans acquired consisted of $9.9 million of performing loans, $2.9 million of loans past due one to twenty-nine days and $867,000 of loans past due thirty to fifty-nine days. These credits were acquired at different price levels to provide us an estimated rate of return given the level of risk inherent with these types of credits. Consequently, a higher loan loss reserve percentage has been established on these purchased loans.

         Our allowance for loan losses stood at $2.1 million at September 30, 2002 compared to $1.4 million at September 30, 2001. There can be no assurance that the amount of the allowance will be sufficient to adequately cover possible future loan losses.

         Other Income. Other income, which is primarily composed of deposit account fees, ATM fees, loan fees and service charges, decreased by $13,309 to $1.4 million for the nine months ended September 30, 2002. The decrease was primarily due to a $187,000 decrease in commission fees from Synergy Financial Group,

Inc.'s wholly-owned subsidiary, Synergy Financial Services, Inc., due to lower commissions earned from securities and insurance sales. The decrease in commission fees was offset by an increase in gain on sales of loans of $87,715, which includes settlement gains of $74,000 from the sale of the credit card portfolio recognized in the quarter ended June 30, 2002. There was also an increase of $127,356 in other fees and service charges in the 2002 period as compared to the same period in 2001.

         Operating Expenses. Operating expenses increased to $8.5 million for the nine months ended September 30, 2002, a $1.8 million increase compared to the same period in 2001. The increase resulted mostly from an increase in compensation and employee benefits expense and higher operating expenses associated with two additional branch offices opened in the first half of 2002 and record volume of loan originations during the period.

        Historically, we have had a high level of operating expense because of the large number of branch offices relative to our asset size. At September 30, 2002, Synergy Bank operated six on-site branch offices located on the corporate premises of its former credit union sponsor. Although we do not incur rent expense for these facilities, higher personnel costs are needed to operate these facilities along with our independent branch offices and main office.

         We also expect increased expenses in the future as a result of the establishment of the employee stock ownership plan, stock benefit plans, and directors' retirement plan, as well as increased costs associated with being a public company, such as periodic reporting, annual meeting materials, retention of a transfer agent and professional fees.

         Furthermore, we intend to continue to expand our branch office network, and expenses related to such expansion will impact earnings in future periods.

         Income Tax Expense. Income tax expense increased by $469,657, or 103.2%, during the nine months ended September 30, 2002 as compared to the same period in 2001, reflecting higher income for the 2002 period.

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

Regulatory Capital Requirements

         The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On September 30, 2002, the Bank was in compliance with all of its regulatory capital requirements.

Item 3.    Controls and Procedures.
           ------------------------

         (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly
Report on Form 10-QSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls. There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         ------------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Synergy Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2002 that would have a material effect on its operations or income.

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

Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ----------------------------------------------------

         None.

Item 5.  Other Information.
         ------------------

         On October 14, 2002, the Company entered into an agreement to acquire First Bank of Central Jersey ("FBCJ") for $2.1 million in cash. The Company will pay $2.82 per share for approximately 744,000 shares. As of September 30, 2002, FBCJ had total assets of approximately $57.5 million, deposits of approximately $54.7 million and stockholders' equity of approximately $2.6 million. The transaction will add two branch offices to the Company's franchise. It is anticipated that this acquisition will be completed in the first quarter of 2003.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         a)   Exhibits:

               99.1 Certification  pursuant  to  18  U.S.C.ss.1350,  as  adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

         b)   Reports on Form 8-K:

         During the quarter ended September 30, 2002, the Company filed a Report on Form 8-K, dated September 17, 2002, to report the completion of its minority stock offering.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SYNERGY FINANCIAL GROUP, INC.



Date: November 14, 2002               By:  /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/John S. Fiore                           /s/Ralph A. Fernandez
-------------------------------------      --------------------------------------------
John S. Fiore                              Ralph A. Fernandez
President and Chief Executive Officer      Vice President and Chief Financial Officer
(Principal Executive Officer)              (Principal Financial and Accounting Officer)


Date: November 14, 2002                     Date: November 14, 2002


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



Date:    November 14, 2002                 /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer

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


Date:    November 14, 2002            /s/Ralph A. Fernandez
                                      ------------------------------------------
                                      Ralph A. Fernandez
                                      Vice President and Chief Financial Officer