Form 10KSB
period 2002-12-31
SYNERGY FINANCIAL GROUP INC
filed 2003-03-26
CIK 1174258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  Annual report pursuant to section 13 or 15 (d) of the Securities Exchange Act of 1934
     For the fiscal year ended                  December 31, 2002
                                ------------------------------------------------

                                                       -OR-

[ ]  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from            to         .
                                    ----------    --------

                         Commission File Number: 0-49980
                                                 -------

                          SYNERGY FINANCIAL GROUP, INC.
                         -------------------------------
                 (Name of Small Business Issuer in Its Charter)

          United States                                      22-3798677
-------------------------------------                   -------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                         Identification No.)

310 North Avenue East, Cranford, New Jersey                    07016
-------------------------------------------             --------------------
(Address of Principal Executive Offices)                    (Zip Code)

Issuer's Telephone Number, Including Area Code:    (800) 693-3838
                                                 --------------------

Securities registered under Section 12(b) of the Exchange Act:     None
                                                                -----------

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.10 per share
                     ---------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                                                      ---   ---

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $25.1 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of the registrant's Common Stock on March 24, 2003, was $22.7 million.

         As of March 24, 2003, there were 3,344,252 outstanding shares of the registrant's Common Stock.

         Transitional Small Business Disclosure Format (check one): YES    NO X
                                                                        --    --

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Annual Report to Stockholders for the Fiscal Year ended December 31, 2002. (Part II)
2.   Portions  of  the  Proxy   Statement   for  the  2003  Annual   Meeting  of
     Stockholders. (Part III)

                                     PART I

Forward-Looking Statements

         Synergy Financial Group, Inc. (the "Company") may from time to time make written or oral "forward looking statements", including statements contained in the Company's filings with the Securities and Exchange Commission (including this Annual Report on Form 10-KSB and the exhibits thereto), in its reports to stockholders and in other communications by the Company, which are made in good faith by the Company pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

         These forward-looking statements involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, estimates and intentions, that are subject to change based on various important factors (some of which are beyond the Company's control). The following factors, among others, could cause the Company's financial performance to differ materially from the plans, objectives, expectations, estimates and intentions expressed in such forward-looking statements: the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations; the effects of, and changes in, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System, inflation, interest rates, market and monetary fluctuations; the timely development of and acceptance of new products and services of the Company and the perceived overall value of these products and services by users, including the features, pricing and quality as compared to competitors' products and services; the impact of changes in financial services' laws and regulations (including laws concerning taxes, banking, securities and insurance); technological changes; acquisitions; changes in consumer spending and saving habits; and the success of the Company at managing the risks resulting from these factors.

         The Company cautions that the listed factors are not exclusive. The Company does not undertake to update any forward-looking statement, whether written or oral, that may be made from time to time by or on behalf of the Company.

Item 1.  Description of Business.

General

         The Company is a federally-chartered corporation that was formed in March 2001 as a wholly- owned subsidiary of Synergy, MHC, a federally-chartered mutual holding company, in connection with the mutual holding company reorganization of Synergy Bank (the "Bank"), a federally chartered stock savings bank. Upon completion of the mutual holding company reorganization in March 2001,the Company acquired all of the capital stock of the Bank and acquired Synergy Financial Services, Inc. ("SFSI") later that same year. On September 17, 2002, the Company completed a minority stock offering in which it sold 1,454,750 shares, or 43.5%, of its outstanding common stock to eligible depositors of the Bank in a subscription offering. The remaining majority of the 3,344,252 outstanding shares of the Company are owned by Synergy, MHC.

         The Company is a unitary savings and loan holding company and conducts no significant business or operations of its own other than holding 100% of the stock of the Bank and SFSI. References in this Annual Report on Form 10-KSB to the Company or Registrant generally refer to the Company and the

Bank, unless the context indicates otherwise. References to "we," "us," or "our" refer to the Bank or Company, or both, as the context indicates.

         We are in the business of offering financial services, including retail banking services, one- to four-family residential mortgage loans, home equity loans, multi-family and non-residential loans, and consumer loan products, including auto and personal loans.

         We attract deposits from the general public and borrow money from the Federal Home Loan Bank of New York (the "FHLB") and use these deposits and FHLB borrowings primarily to originate loans and to purchase investment securities. Our principal sources of funds for lending and investing activities are deposits, FHLB borrowings, the repayment and maturity of loans and the sale, maturity, and call of securities. Our principal source of income is interest on loans and investment securities. Our principal expense is interest paid on deposits and FHLB borrowings.

Market Area

         Our main office is located in Cranford, New Jersey, and our branches are located in Middlesex, Monmouth, Morris and Union counties, New Jersey. Our primary market area is Essex, Middlesex, Monmouth, Morris, Somerset and Union counties, New Jersey. Essex and Union counties are highly urbanized and densely populated counties in the New York City metropolitan area, lying at the heart of the northeast corridor, one of the largest population and industrial areas in the country. The remaining counties are suburban areas located in central New Jersey. The market areas surrounding each of the Bank's branches are mostly growth markets, with population densities and income levels generally above the average levels for New Jersey.

         Our business of attracting deposits and making loans is primarily conducted within our market area. A downturn in the local economy could reduce the amount of funds available for deposit and the ability of borrowers to repay their loans. As a result, our profitability could be hurt.

Competition

         We face substantial competition in our attraction of deposits, which are our primary source of funds for lending, and in the origination of loans. Many of our competitors are significantly larger institutions and have greater financial and managerial resources. Our ability to compete successfully is a significant factor affecting our profitability.

         Our competition for deposits and loans historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, and credit unions located in our primary market area. We also compete with mortgage banking companies for real estate loans and with commercial banks and savings institutions for consumer loans. We, further, face competition for deposits from investment products such as mutual funds, short-term money funds and corporate and government securities.

Lending Activities

         General. We primarily originate real estate loans, including one- to four-family first mortgage loans, home equity loans, multi-family and non-residential mortgages, and consumer loans, comprised mostly of direct auto loans, for both new and used vehicles. The loan portfolio is predominately comprised of one- to four-family residential real estate loans, most of which have fixed rates of interest.

         As a result of our recent growth, including growth in our non-residential mortgage loans, a significant portion of our loan portfolio is represented by new credits. Generally, loans that are relatively new, referred to as unseasoned loans, do not have sufficient repayment history to determine the likelihood of repayment in accordance with their terms. At December 31, 2002, a significant percentage of our total loan portfolio consisted of loans that would be considered unseasoned.

         Loan   Portfolio   Composition.   The  following   table  analyzes  the
composition of the loan portfolio by loan category at the dates indicated.

                                                                            At December 31,
                                   ------------------------------------------------------------------------------------------------
                                         2002               2001                 2000                 1999              1998
                                   ----------------  ------------------    -----------------    ----------------    ---------------
                                    Amount  Percent   Amount    Percent    Amount    Percent    Amount   Percent    Amount  Percent
                                    ------  -------   ------    -------    ------    -------    ------   -------    ------  -------
                                                                           (Dollars in thousands)
Type of Loans:
-------------

Mortgage loans:
  Residential -1-4 Family......   $202,325    62.92% $148,826     65.81% $127,004     66.68%  $116,727    70.95%  $ 91,746   68.07%
  Residential - Multi-Family...     18,070     5.62     5,281      2.34     1,841      0.97          -        -          -       -
  Non-residential..............     30,317     9.43    13,763      6.09       231      0.12          -        -          -       -
Automobile.....................     63,796    19.83    52,206     23.08    45,812     24.06     30,171    18.34     22,475   16.68
Commercial(1)..................      2,472     0.77         -         -         -         -          -        -          -       -
Other Consumer(2)..............      4,589     1.43     6,063      2.68    15,563      8.17     17,623    10.71     20,550   15.25
                                  --------   ------  --------   -------  --------    ------ ----------   ------    -------  ------
     Total loans...............    321,569   100.00%  226,139    100.00%  190,451    100.00%   164,521   100.00%   134,771  100.00%
                                             ======              ======              ======              ======             ======
Less:
  Deferred loan
    fees and costs.............         85                (78)               (177)                (353)               (257)
  Allowance for
   loan losses.................     (2,231)            (1,372)             (1,176)                (995)             (1,148)
                                  --------           --------            --------             --------            --------
     Total loans, net..........   $319,423           $224,689            $189,098             $163,173            $133,366
                                  ========           ========            ========             ========            ========

----------------
(1) These loans are included in the automobile loans classification in the Annual Report to Stockholders for the fiscal year ended December 31, 2002.
(2) This category consists of personal loans (unsecured) and savings secured loans.

         Loan Maturity Schedule. The following table sets forth the maturity or repricing of the loan portfolio at December 31, 2002. Demand loans, loans having no stated maturity and overdrafts are shown as due in one year or less.

                                                        Non-
                                    Residential     residential                                Other
                                    Mortgages(1)     Mortgages   Automobile   Commercial(2)   Consumer(3)        Total
                                    ------------     ---------   ----------   -------------   -----------    ---------
                                                                    (In thousands)

Amounts Due:
Within 1 Year....................       $    325        $     -    $ 1,480         $    -        $  640       $  2,445
                                        --------        -------    -------         ------        ------       --------
After 1 year:

  1 to 3 years...................          4,201              -     39,595              -         2,784         46,580
  3 to 5 years...................         10,026              -     22,694          2,472         1,154         36,346
  5 to 10 years..................         34,356          1,620         26              -             -         36,002
  10 to 15 years.................         93,511         10,815          -              -             2        104,328
  Over 15 years..................         77,976         17,882          1              -             9         98,868
                                        --------        -------    -------         ------        ------       --------
     Total due after one year....        220,070         30,317     62,316          2,472         3,949        319,124
                                        --------        -------    -------         ------        ------       --------
     Total amount due............       $220,395        $30,317    $63,796         $2,472        $4,589       $321,569
                                        ========        =======    =======         ======        ======       ========

----------------
(1) This category includes one- to four-family residential mortgage loans, multi-family residential mortgage loans and home equity loans.
(2) These loans are included in the automobile loans classification in the Annual Report to Stockholders for the fiscal year ended December 31, 2002.
(3) This category consists of personal loans (unsecured) and savings secured loans.

         The following table sets forth the dollar amount of all loans at December 31, 2002 that are due after December 31, 2003 that have fixed interest rates and that have floating or adjustable interest rates.


                                                Floating or
                           Fixed Rates        Adjustable Rates     Total
                           -----------        ----------------    --------
                                              (In thousands)
Mortgage loans:
    Residential(1)........   $166,985            $53,085          $220,070
    Non-residential.......      4,113             26,204            30,317
Other Consumer(2).........      3,949                  -             3,949
Commercial................      2,472                  -             2,472
Automobile................     62,316                  -            62,316
                             --------          ---------           -------
     Total................   $239,835            $79,289          $319,124
                              =======             ======           =======
----------------
(1) This category includes one- to four-family residential mortgage loans, multi-family residential mortgage loans and home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

         Residential Lending. Our primary lending activity consists of the origination of one- to four- family and multi-family (five or more dwelling units) mortgage loans, the majority of which are secured by property located in New Jersey. We will generally originate a mortgage loan in an amount up to 80% of the lesser of the appraised value or the purchase price of a mortgaged property. For loan amounts exceeding this guideline, the borrower is required to obtain private mortgage insurance.

         The majority of our residential loans are originated with fixed rates and have terms of fifteen to thirty years. Our adjustable rate loans have terms of fifteen to thirty years and adjustment periods of one, three, five or ten years according to the terms of the loan. These loans provide for an interest rate that is tied to a U.S. treasury security index.

         We generally make fixed-rate mortgage loans that meet the secondary mortgage market standards of the Federal Home Loan Mortgage Corporation ("FHLMC"). In accordance with our interest rate risk management policy, we occasionally sell qualifying one- to four-family residential mortgages in the secondary market to FHLMC without recourse and with servicing retained. During the year ended December 31, 2002, we sold approximately $4.9 million of residential mortgage loans, all of which were 30 year fixed-rate loans. The sale of mortgage loans is part of management's strategy to mitigate interest rate risk. We may continue to sell loans in the future when doing so will help to mitigate interest rate risk.

         Substantially all of our residential mortgages include "due on sale" clauses, which are provisions giving us the right to declare a loan immediately payable if the borrower sells or otherwise transfers an interest in the property to a third party. Property appraisals on real estate securing our one- to four-family residential loans are made by state certified or licensed independent appraisers approved by the Board of Directors. Appraisals are performed in accordance with applicable regulations and policies. We require title insurance policies on all first mortgage real estate loans originated. All property-secured loans require fire and casualty insurance. Loans made on property located in designated flood zones require minimum flood insurance coverage based on the amount of the loan.

         Our residential loan portfolio includes home equity loans, which are originated in our market area and have maturities of up to fifteen years. At December 31, 2002, home equity loans totaled $78.3 million, or 24.34%, of total loans. Depending on the amount of the loan request, collateral value is determined through the use of: an Internet based on-line value estimator, a drive-by appraisal or a full appraisal. All loan requests over $250,000 require a full appraisal and a title insurance policy.

         Non-residential Mortgage Loans. In 2000, we began to originate non-residential mortgage loans, including loans on retail/service space, and other income-producing properties. We require no less than a 25% down payment or equity position for non-residential mortgage loans. Typically these loans are made with variable rates of interest with terms of up to twenty years. Essentially all of our non-residential mortgage loans are on properties located within our market area and all are within New Jersey. We occasionally sell participation interests in non-residential mortgage loans originated by us that would otherwise exceed our loans-to-one-borrower limit.

         The non-residential mortgage loans portfolio grew by $16.6 million during 2002 and totaled $30.3 million at December 31, 2002. It is our intention to continue emphasizing the origination of non-residential mortgage loans, with the goal of growing this portfolio, as well as the multi-family residential portfolio, to approximately one-fourth of our total loans outstanding.

         The likelihood that non-residential mortgage loans will not be repaid or will be late in paying is generally greater than with residential loans. Any failure to pay or late payments on higher loan balances with lower loan-to-value ratios could hurt our earnings. The repayment of these loans typically is dependent on the successful operation and income stream of the real estate and the borrower. These risks can be significantly affected by economic conditions. In addition, non-residential real estate lending generally requires substantially greater evaluation and oversight efforts compared to residential real estate lending.

         Consumer and Commercial Loans. At December 31, 2002, consumer loans amounted to approximately $70.9 million, or 22.03% of the total loan portfolio, the vast majority of which are auto loans. At December 31, 2002, auto loans totaled $63.8 million. Commercial loans consisted of a single loan participation of $2.5 million, or 0.77% of the total loan portfolio.

         In late 1999, we began to originate direct auto loans over the Internet through an independent online loan referral web site. A bank participating in the referral program sets certain criteria with the referral company to select those borrowers who meet that bank's lending standards. The borrower completes a qualification form online and submits it via the web site. The referral company's automated system screens the borrower's qualification form and if it meets our preset criteria, we receive the borrower's qualification form. The borrower's qualification form is sent to no more than four of the more than two hundred participating banks. Once we receive a qualification form, we check the borrower's credit report via an automated computer system. If the credit report is consistent with our criteria, the automated system sends a notice to the borrower that he or she is pre-approved and we make the borrower a loan offer. The borrower then decides whether to accept the loan offer. A fee is paid to the referral company for each qualification form we receive (even if that borrower does not apply for a loan with us) and for each loan that is originated.

         Currently, an average of $1.9 million, or 70.7% of our monthly auto loan originations are generated from this referral source. All of these loans are made as direct loans through new and used auto dealers. We intend to continue to grow the auto loan portfolio as part of our plan to increase the non- mortgage loan portfolio to approximately one-fourth of our total loans outstanding.

         Consumer loans also consist of personal loans (unsecured) and savings secured loans. For all secured consumer loans, we will generally lend up to 100% of the account balance on a savings secured loan and up to 100% of the purchase price on a new, leased or used auto loan.

         Consumer loans generally have shorter terms and higher interest rates than residential loans. Consumer loans generally have maturities of up to six years. The consumer loan market can be helpful in improving the spread between the average loan yield and the cost of funds and at the same time improve the matching of rate sensitive assets and liabilities.

         Consumer loans entail greater risks than residential mortgage loans, particularly consumer loans secured by rapidly depreciable assets such as automobiles or loans that are unsecured. In these cases, any repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan repayment is dependent on the borrower's continuing financial stability and is more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Any late payments or failure to repay would hurt our earnings. Finally, the application of various federal laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on consumer loans in the event of a default.

         Our underwriting standards for consumer loans include a determination of the applicant's credit history and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. The stability of the applicant's monthly income may be determined by verification of gross monthly income from primary employment, and additionally from any verifiable secondary income. Credit worthiness of the applicant is of primary consideration; however, the underwriting process also includes a comparison of the value of the collateral in relation to the proposed loan amount. Certain of our officers are authorized to approve unsecured consumer loan applications of up to $20,000.

         During the fourth quarter of 2002, the Bank participated in a $2.5 million secured commercial loan without recourse with a financial institution which also operates in the state of New Jersey. The loan is guaranteed by the borrower and securitized by luxury limousine automobiles. The corporate borrower is expanding its business.

         Loans to One Borrower. Under federal law, savings institutions have, subject to certain exemptions, lending limits to one borrower in an amount equal to the greater of $500,000 or 15% of the institution's unimpaired capital and surplus. Accordingly, as of December 31, 2002, our loans to one borrower limit was approximately $4.9 million, and we had 47 borrowers with loan balances in excess of $500,000.

         At December 31, 2002, our largest single borrower had an aggregate balance of $3.3 million, including three multi-family mortgage loans secured by apartment buildings located within the state of New Jersey. The loans were originated in March 2002 with an original loan-to-value ratio of less than 65%. Our second largest single borrower had an aggregate balance of $3.3 million, including five separate loans secured by multi-family real estate and non-residential properties located in our market area. Our third largest borrower had an aggregate balance of approximately $2.8 million, representing two non-residential mortgage loans secured by retail strip mall shopping centers located within the state of New Jersey, of which we sold a $1.0 million participation interest to a local financial institution. At December 31, 2002, all of these three lending relationships were current and performing in accordance with the terms of their loan agreements.

         Loan Originations, Purchases, Sales, Solicitation and Processing. Our customary sources of loan applications include repeat customers, on-line applications through the Bank's Internet site, real-estate broker referrals, and "walk-in" customers. A significant source for our auto loan originations is an independent online loan referral web site, through which we currently originate an average of approximately $1.9 million, or 70.8%, of our monthly auto loan originations.

         Loan originations, net of principal repayments, totaled approximately $87.4 million for the year ended December 31, 2002. Loan purchases totaled approximately $13.7 million while new participations totaled approximately $3.1 million. Loan sales totaled approximately $5.4 million.

         The sale of mortgage loans is part of management's strategy to mitigate interest rate risk. Approximately $4.9 million of the loan sales during 2002 consisted of residential mortgages, all of which were 30 year fixed-rate loans. We occasionally sell participation interests in non-residential mortgage loans originated by us that are considered large credits in order to reduce credit exposure. We may continue to sell loans in the future when doing so will mitigate interest rate risk or reduce our credit risk exposure.

         We generally sell loans on a non-recourse basis, with servicing retained and with an average loan servicing fee of 0.25% of the loan balance. At December 31, 2002, loans serviced for the benefit of other lenders totaled approximately $13.0 million.

         We occasionally purchase loans through other financial institutions' participation programs. During the year ended December 31, 2002, we purchased approximately $3.1 million of loans through participations. In addition, we purchased a portfolio of $13.7 million of indirect auto loans from First Bank of Central Jersey. During 2002, we purchased a 90 percent interest in a commercial loan participation secured by a fleet of luxury automobile limousines. This participation was without recourse and had a balance of approximately $2.5 million at December 31, 2002. We also purchased a
37.5 percent interest in a loan participation secured by a first mortgage on non-residential property in our market area. This participation had a balance of $592,175 as of December 31, 2002.

         At December 31, 2002, we had participations in three indirect auto loan pools (each a 90% participation interest). Two of the three indirect auto loan pools were purchased with full recourse and totaled approximately $3.0 million at December 31, 2002. The third auto loan pool was purchased without recourse and at December 31, 2002 had a remaining balance of approximately $150,396. The seller retained servicing of each of these three auto loan participations. We do not, however, pay a servicing fee on these loans.

         In addition, at December 31, 2002, we had a $981,138 participation in one non-residential mortgage loan secured by real estate in our market area that was purchased without recourse. We pay a servicing fee of 0.25% of the loan balance under the terms of this agreement.

         Loan Commitments. We give written commitments to prospective borrowers on all residential and non-residential mortgage loans. The total amount of commitments to extend credit for mortgage and consumer loans as of December 31, 2002, was approximately $31.5 million, excluding commitments on unused lines of credit of $12.9 million.

         Loan Origination and Other Loan Fees. In addition to interest earned on loans, we receive commitment fees, loan origination fees and points on certain loans. We also receive other fees and charges relating to existing loans, which include late charges and fees collected in connection with loan modifications. These fees and charges have not constituted a material source of income.

Non-Performing Loans and Problem Assets

         Collection Procedures. The borrower is notified by mail when a loan is ten days delinquent. If the delinquency continues, subsequent efforts are made to contact the delinquent borrower and additional collection notices and letters are sent. When a collateralized loan is ninety days delinquent, it is referred to an attorney for repossession or foreclosure. All reasonable attempts are made to collect from borrowers prior to referral to an attorney for collection. In certain instances, we may modify the loan or grant a limited moratorium on loan payments to enable the borrower to reorganize his or her financial affairs and we attempt to work with the borrower to establish a repayment schedule to cure the delinquency.

         In the case of mortgage loans, if a foreclosure action is taken and the loan is not reinstated, paid in full or refinanced, the property is sold at judicial sale at which we may be the buyer if there are no adequate offers to satisfy the debt. Any property acquired as the result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned ("REO") until it is sold or otherwise disposed of. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its fair market value less estimated selling costs. The initial write-down of the property is charged to the allowance for loan losses. Adjustments to the carrying value of the properties that result from subsequent declines in value are charged to operations in the period in which the declines occur. At December 31, 2002, we did not hold any real estate owned.

         Loans are reviewed on a regular basis and are placed on a non-accrual status when they are more than ninety days delinquent. Loans may be placed on a non-accrual status at any time if, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

         Non-Performing Assets. The following table provides information regarding our non-performing loans and other non-performing assets as of the dates indicated. As of each of the dates indicated, we did not have any troubled debt restructurings within the meaning of Statement of Financial Accounting Standards ("SFAS") 15.

                                                                                   At December 31,
                                                          ----------------------------------------------------------------
                                                           2002           2001           2000          1999          1998
                                                           ----           ----           ----          ----          ----
                                                                               (Dollars in thousands)
Loans accounted for on a non-accrual basis:

  Residential mortgages(1).......................         $   -          $   -          $  57         $  58         $ 113
  Non-residential mortgages......................             -              -              -             -             -
  Automobile.....................................           374             32             19            55            45
  Credit Card....................................             5             22             32            67            38
  Other Consumer(2)..............................            70             17             79           112           125
                                                          -----          -----          -----         -----         -----

     Total.......................................           449             71            187           292           321
                                                          -----          -----          -----         -----         -----
Accruing loans which are contractually past
  due 90 days or more............................             -              -              -             -             -
                                                          -----          -----          -----         -----         -----

     Total non-performing loans..................           449             71            187           292           321

Other non-performing assets......................             -              -              -             -             -
                                                          -----          -----          -----         -----         -----

Total non-performing assets......................         $ 449          $  71          $ 187         $ 292         $ 321
                                                          =====          =====          =====         =====         -====

Total non-performing loans to net loans..........          0.14%          0.03%          0.10%         0.18%         0.24%
                                                          =====          =====          =====         =====         =====

Total non-performing loans to total assets.......          0.10%          0.02%          0.08%         0.13%         0.16%
                                                          =====          =====          =====         =====         =====

Total non-performing assets to total assets......          0.10%          0.02%          0.08%         0.13%         0.16%
                                                          =====          =====          =====         =====         =====

----------------
(1) This category includes one- to four-family residential mortgage loans, multi-family residential mortgage loans and home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

         For the year ended December 31, 2002, the amount of interest that would have been recorded on loans accounted for on a non-accrual basis if those loans had been current according to the original loan agreements for the entire period was approximately $17,000. This amount was not included in our interest income for the period. No interest income on loans accounted for on a non-accrual basis was included in income during the year ended December 31, 2002.

         Classified Assets. Management, in compliance with OTS guidelines, has instituted an internal loan review program, whereby non-performing loans are classified as substandard, doubtful or loss. It is our policy to review the loan portfolio, in accordance with regulatory classification procedures, on at least a monthly basis. When a loan is classified as substandard or doubtful, management is required to establish a valuation reserve for loan losses in an amount considered prudent by management. When management classifies a portion of a loan as loss, a reserve equal to 100% of the loss amount is required to be established or the loan is to be charged-off.

         An asset is considered "substandard" if it is inadequately protected by the paying capacity and net worth of the obligor or the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full highly questionable and improbable, on the basis of currently existing facts, conditions, and values. Assets classified as loss are those considered uncollectible and of so little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to a sufficient degree of risk to warrant classification in one of the aforementioned categories but which have credit deficiencies or potential weaknesses are required to be designated as "special mention" by management. Management's classification of assets and its estimation of the amount of known and inherent loan losses in the loan portfolio is reviewed by the Board on a regular basis and by the regulatory agencies as part of their examination process. The following table provides further information in regard to the Bank's classified assets as of December 31, 2002.


                                                At December 31, 2002
                                                --------------------
                                                   (In thousands)
  Special mention assets...............                   $  -
  Substandard..........................                    357
  Doubtful assets......................                    440
  Loss ................................                      -
                                                          ----
     Total classified assets...........                   $797
                                                          ====

         Allowance for Loan Losses. The allowance for loan losses is a valuation account that reflects our estimation of the losses known and inherent in our loan portfolio that are both probable and reasonable to estimate associated both with lending activities and particular problem assets. The allowance is maintained through provisions for loan losses that are charged to income in the period they are established. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans previously charged-off are added back to the allowance.

         Our estimation of known and inherent loan losses in the loan portfolio includes a separate review of all loans on which the collectibility of principal may not be reasonably assured. We evaluate all classified loans individually and base our determination of a loss factor on the likelihood of collectibility of principal, including consideration of the value of the underlying collateral securing the loan. Larger loans, which would generally include multi-family mortgages and other non-residential mortgage loans, are also generally evaluated for impairment individually. We also segregate loans by loan category and evaluate homogenous loans as a group.

         Although there may be other factors that also warrant consideration in estimating the amount of known and inherent loan losses in the loan portfolio, we consider the following factors in connection with our determination of loss factors and as part of our overall estimation of the amount of known and inherent loan losses in the loan portfolio:

          o    our historical loan loss experience;

          o    internal analysis of credit quality;

          o    general levels of non-performing loans and delinquencies;

          o    changes in loan concentrations by loan category;

          o    current estimated collateral values;

          o    peer group information;

          o    analysis  of  credit   quality   conducted  in  bank   regulatory
               examinations; and

          o    economic and market trends impacting our lending area.

         In recent years, our charge-offs have been low and, consequently, our estimation of the amount of known and inherent loan losses in the loan portfolio has been more reflective of other factors.

         This estimation is inherently subjective as it requires estimates and assumptions that are susceptible to significant revisions as more information becomes available or as future events change. Future additions to the allowance for loan losses may be necessary if economic and other conditions in the future differ substantially from the current operating environment. In addition, the OTS as an integral part of its examination process, periodically reviews our loan and foreclosed real estate portfolios and the related allowance for loan losses and valuation allowance for foreclosed real estate. The OTS may require the allowance for loan losses or the valuation allowance for foreclosed real estate to be increased based on its review of information available at the time of the examination, which would negatively affect our earnings.

         The following table sets forth information with respect to our allowance for loan losses at the dates indicated:

                                                                                  For the Years Ended December 31,
                                                          -------------------------------------------------------------------------
                                                            2002            2001             2000            1999            1998
                                                          --------        --------         --------         --------       --------
                                                                                      (Dollars in thousands)
Allowance balance (at beginning of period)............    $  1,372        $  1,176         $    995         $  1,148       $  1,041
                                                          --------        --------         --------         --------       --------
Charge-offs:
  Residential mortgages(1)............................           -               -                -               35              -
  Non-residential mortgages...........................           -               -                -                -              -
  Automobile..........................................         281              61              101               27            141
  Credit Card.........................................          26             108              127              135            264
  Other Consumer(2)...................................         128             248              267              329            902
                                                          --------        --------         --------         --------       --------
    Total.............................................         435             417              495              526          1,307
Recoveries
  Residential mortgages(1)............................           3               2                1                5              -
  Non-residential mortgages...........................           -               -                -                -              -
  Automobile..........................................          42              39               26               36             32
  Credit Card.........................................          28              49               25               25             14
  Other Consumer(2)...................................         144             160              144              182            158
                                                          --------        --------         --------         --------       --------
    Total.............................................         216             250              196              248            204
                                                          --------        --------         --------         --------       --------
Net charge-offs.......................................        (219)           (167)            (299)            (278)        (1,103)
Provision for loan losses.............................       1,077             363              480              125          1,210
                                                          --------        --------         --------         --------       --------
Allowance balance (at end of period)..................    $  2,231        $  1,372         $  1,176         $    995       $  1,148
                                                          ========        ========         ========         ========       ========
    Total gross loans outstanding (at end of period)..    $321,569        $226,139         $190,451         $164,521       $134,771
                                                          ========        ========         ========         ========       ========
Allowance for loan losses as a percent
   of total loans outstanding.........................        0.69%           0.61%            0.62%            0.60%          0.85%
                                                          ========        ========         ========         ========       ========
Net loans charged off as a percent of average
   loans outstanding during the period................        0.08%           0.08%            0.17%            0.19%          0.87%
                                                          ========        ========         ========         ========       ========

----------------
(1) This category includes one- to four-family residential mortgage loans, multi-family residential mortgage loans and home equity loans.
(2) This category consists of personal loans (unsecured) and savings secured loans.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of our allowance for loan losses by collateral and the percent of loans in each category to total loans receivable, net, at the dates indicated. Management determines the allocation of our allowance for loan losses based on its assessment of the risk characteristics of each loan category. The change in allocation of the allowance from period to period also reflects the relative balances of each loan category. The portion of the loan loss allowance allocated to each loan category does not represent the total available for losses which may occur within the loan category since the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio. The allocation is subject to change as management's assessment of the risk characteristics of each loan category may change from time to time.

                                                                         At December 31,
                                ----------------------------------------------------------------------------------------------
                                       2002               2001                2000               1999               1998
                                  -----------------  -----------------  -----------------  -----------------  ----------------
                                           Percent            Percent            Percent             Percent           Percent
                                           of Loans           of Loans           of Loans           of Loans          of Loans
                                           to Total           to Total           to Total           to Total          to Total
                                  Amount    Loans    Amount    Loans     Amount   Loans     Amount   Loans    Amount    Loans
                                  ------    -----    ------    -----     ------   -----     ------   -----    ------    -----
                                                                     (Dollars in thousands)
At end of period allocated to:

  Residential mortgages(1)......  $  517     68.54%  $  813      68.15%   $ 409     67.65%    $312    70.95%  $  293    68.07%
  Non-residential mortgages.....     256      9.43      105       6.09        8      0.12        -        -        -        -
  Automobile....................   1,113     19.83      319      23.08      158     24.06       86    18.34       96    16.68
  Commercial....................       9      0.77        -          -        -         -        -        -        -        -
  Other Consumer(2).............     336      1.43      135       2.68      601      8.17      597    10.71      759    15.25
                                  ------     -----   ------     ------   ------   -------     ----   ------   ------  -------

     Total allowance............  $2,231    100.00%  $1,372     100.00%  $1,176    100.00%    $995   100.00%  $1,148   100.00%
                                  ======    ======   ======     ======   ======    ======     ====   ======   ======   ======

----------------
(1) This category includes one- to four-family residential mortgage loans, multi-family residential mortgage loans and home equity loans.

(2) This category consists of personal loans (unsecured) and savings secured loans.

Securities Portfolio

         General. Federally chartered savings banks have the authority to invest in various types of liquid assets, including U.S. government and government agency obligations, securities of various federal agencies and government-sponsored entities (including securities collateralized by mortgages), certificates of deposits of insured banks and savings institutions, municipal securities and corporate debt securities.

         SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," requires that securities be categorized as "held to maturity," "trading securities" or "available for sale," based on management's intent as to the ultimate disposition of each security. SFAS No. 115 allows debt securities to be classified as "held to maturity" and reported in financial statements at amortized cost only if the reporting entity has the positive intent and ability to hold these securities to maturity. Securities that might be sold in response to changes in market interest rates, changes in the security's prepayment risk, increases in loan demand, or other similar factors cannot be classified as "held to maturity."

         We do not currently use or maintain a trading account. Securities not classified as "held to maturity" are classified as "available for sale." These securities are reported at fair value, and unrealized gains and losses on the securities are excluded from earnings and reported, net of deferred taxes, as a separate component of equity. On occasion, we sell available for sale securities based on the evaluation of price levels obtained through multiple dealers. Our analysis in selling available for sale securities includes tracking the Treasury yield curve through Bloomberg and tracking the price of similar securities offered through dealers' inventory listings using their individual web sites.

         All of our securities carry market risk insofar as increases in market rates of interest may cause a decrease in their market value. Investments in securities are made based on certain considerations, which include the interest rate, tax considerations, yield, asset/liability position and maturity of the security, our liquidity position, and anticipated cash needs and sources. The effect that the proposed security would have on our credit and interest rate risk and risk-based capital is also considered. We purchase securities to provide necessary liquidity for day-to-day operations, and when investable funds exceed loan demand.

         At December 31, 2002, we held approximately $62.3 million in available-for-sale ("AFS") securities. These securities are carried at fair value on our balance sheet. Unrealized holding gains or losses on these securities, that is, the difference between the fair value and the amortized cost of these securities, net of deferred taxes, is reflected in our stockholders' equity. If interest rates increase, the fair value of our available-for-sale securities generally decreases, which also decreases equity. As of December 31, 2002, the unrealized gain, net of tax, on the AFS securities portfolio totaled approximately $573,000.

         Our investment policy, which is established by the Board of Directors, is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing our lending activities. Generally, our investment policy is to invest funds in various categories of securities and maturities based upon our liquidity needs, asset/liability management policy, investment quality, marketability and performance objectives. The Asset/Liability Management Committee reviews the securities portfolio on a monthly basis. The results of the committee's monthly review are reported to the full Board at its regular monthly meeting.

         We do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance-sheet derivative financial instruments. Further, we do not invest in securities which are not rated investment grade.

         Mortgage-backed Securities. Mortgage-backed securities represent a participation interest in a pool of one- to four-family or multi-family mortgages, although we focus primarily on mortgage-backed securities secured by one- to four-family mortgages.

         The mortgage originators use intermediaries (generally U.S. government agencies and government- sponsored enterprises) to pool and repackage the participation interests in the form of securities, with investors such as us receiving the principal and interest payments on the mortgages. Such U.S. government agencies and government-sponsored entities guarantee the payment of principal and interest to investors. At December 31, 2002, all of our mortgage-backed securities were issued by either U.S. government agencies or government-sponsored entities.

         Mortgage-backed securities are typically issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a specific range and have varying maturities. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. Our mortgage-backed securities consist primarily of securities issued by the Government National Mortgage Association ("GNMA" or "Ginnie Mae"), the Federal Home Loan Mortgage Corporation ("FHLMC" or "Freddie Mac") and the Federal National Mortgage Association ("FNMA" or "Fannie Mae").
Mortgage- backed securities generally yield less than the mortgage loans underlying such securities because of their payment guarantees or credit enhancements which offer nominal credit risk to the security holder.

         Expected maturities will differ from contractual maturities due to scheduled repayments and because the mortgagor may have the right to prepay the obligation with or without prepayment penalties.

         Collateralized Mortgage Obligations ("CMOs") and Real Estate Mortgage Investment Conduits ("REMICs"). We also invest in CMOs and REMICs, issued or sponsored by GNMA, FNMA and FHLMC. CMOs and REMICs are mortgage-derivative products that aggregate pools of mortgages and mortgage-backed securities and create different classes of securities with varying maturities and amortization schedules as well as a residual interest with each class having different risk characteristics. The cash flows from the underlying collateral are usually divided into "tranches" or classes whereby tranches have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages and mortgage-backed securities as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. Unlike mortgage-backed securities from which cash flow is received and prepayment risk is shared pro rata by all securities holders, cash flows from the mortgages and mortgage-backed securities underlying CMOs and REMICs are paid in accordance with a predetermined priority to investors holding various tranches of the securities or obligations. A particular tranche or class may carry prepayment risk which may be different from that of the underlying collateral and other tranches. Investing in CMOs and REMICs allows us to moderate reinvestment risk resulting from unexpected prepayment activity associated with conventional mortgage- backed securities. Management believes these securities represent attractive alternatives relative to other investments due to the wide variety of maturity, repayment and interest rate options available.

         At December 31, 2002, we had approximately $5.0 million of CMOs and REMICs.

         Other Securities. In addition, at December 31, 2002 we held an approximate investment of $1.9 million in FHLB of New York common stock (this amount is not shown in the securities portfolio). As a member of the FHLB of New York, ownership of FHLB of New York common shares is required.

         The following table sets forth the carrying value of our securities portfolio at the dates indicated. For additional information, see Note C of the Notes to the Consolidated Financial Statements included in the Annual Report to Stockholders for the fiscal year ended December 31, 2002.


                                                           At December 31,
                                                    ----------------------------
                                                       2002      2001      2000
                                                       ----      ----      ----
                                                           (In thousands)
Securities Available for Sale:
-----------------------------

  Equity securities..............................   $    10   $     -    $     -
  U.S. government obligations....................         -         -      5,952
  Mortgage-backed securities:
      FHLMC......................................    21,407    24,595      3,819
      FNMA.......................................    40,886    19,299     13,398
      GNMA.......................................         -         -      2,806
                                                    -------   -------    -------

        Total Securities Available for Sale......    62,303    43,894     25,975
                                                    -------   -------    -------


Securities Held to Maturity:
---------------------------

  U.S. government obligations....................         -         -      2,491
  Mortgage-backed securities:
      FHLMC......................................     3,249         -        821
      FNMA.......................................    11,395     2,458      2,374
      GNMA.......................................     2,763     4,695      6,564
                                                    -------   -------    -------
        Total Securities Held to Maturity........    17,407     7,153     12,250
                                                    -------   -------    -------
            Total................................   $79,710   $51,047    $38,225
                                                    =======   =======    =======

         Carrying Values, Yields and Maturities. The following table sets forth certain information regarding the carrying values, weighted average yields and maturities of our investment and mortgage-backed securities portfolio at the dates indicated.

                                                                  At December 31, 2002
                             -------------------------------------------------------------------------------------------------------
                              One Year or Less   One to Five Years   Five to Ten Years  More than Ten Years   Total Securities
                             ------------------  ------------------ ------------------- ------------------ -------------------------
                                       Weighted            Weighted            Weighted          Weighted           Weighted
                             Carrying  Average   Carrying  Average   Carrying  Average  Carrying Average   Carrying  Average  Market
                              Value    Yield      Value    Yield      Value    Yield     Value   Yield      Value    Yield    Value
                             -------  -------    -------  ------    -------   ------    ------  ------     -------   ------    -----
                                                                  (Dollars in thousands)
Equity Securities............    $  -         -%   $     -       -%  $     -         -% $     -       -%  $    10     3.26%  $    10

Mortgage-Backed Securities,
  Collateralized Mortgage
  Obligations and Real
  Estate Mortgage Investment
  Conduits(1)................     122      3.93     16,380    3.94    22,810      4.68   40,387    4.63    79,700     4.50    79,962
                                 ----      ----    -------    ----   -------      ----  -------    ----   -------     ----   -------

   Total.....................    $122      3.93%   $16,380    3.94%  $22,810      4.68% $40,387    4.63%  $79,710     4.50%  $79,972
                                 ====      ====    =======    ====   =======      ====  =======    ====   =======     ====   =======

-----------------------
(1) As of December 31, 2002, total adjustable rate mortgage-backed investment securities amount to approximately $28.1 million.

Sources of Funds

         General. Deposits are our major source of funds for lending and other investment purposes. In addition, we derive funds from loan and mortgage-backed securities principal repayments, and proceeds from the maturity, call and sale of mortgage-backed securities and investment securities. Loan and securities payments are a relatively stable source of funds, while deposit inflows are significantly influenced by general interest rates and money market conditions. Borrowings (principally from the FHLB) are also periodically used to supplement the amount of funds for lending and investment.

         Deposits. Our current deposit products include checking, savings, money market, club accounts, certificate of deposit accounts ranging in terms from three months to ten years, and individual retirement accounts ("IRAs"). Deposit account terms vary, primarily as to the required minimum balance amount, the amount of time that the funds must remain on deposit and the applicable interest rate.

         Deposits are obtained primarily from within New Jersey. Traditional methods of advertising are used to attract new customers and deposits, including print media, radio, direct mail and inserts included with customer statements. We do not utilize the services of deposit brokers. Premiums or incentives for opening accounts are generally not offered. Periodically, we select a particular certificate of deposit term for promotion.

         We pay interest rates on certificates of deposits that are toward the high range of rates offered by our competitors. Rates on savings and money market accounts are generally priced toward the middle range of rates offered in our market. The determination of interest rates is based upon a number of factors, including: (1) our need for funds based on loan demand, current maturities of deposits and other cash flow needs; (2) a current survey of a selected group of competitors' rates for similar products; (3) our current cost of funds and yield on assets and asset/liability position; and (4) the alternate cost of funds on a wholesale basis, in particular the cost of advances from the FHLB. Interest rates are reviewed by senior management on at least a weekly basis.

         A significant percentage of our deposits are in certificates of deposit (57.1% at December 31, 2002). Our liquidity could be reduced if a significant amount of certificates of deposit, maturing within a short period of time, were not renewed. A significant portion of the certificates of deposit remain with us after they mature and we believe that this will continue. However, the need to retain these time deposits could result in an increase in our cost of funds.

         The following table sets forth the distribution of deposits in the Bank at the dates indicated and the weighted average nominal interest rates for each period on each category of deposits presented.


                                                                             At December 31,
                                          -----------------------------------------------------------------------------------------
                                                      2002                          2001                        2000
                                          ----------------------------- ----------------------------- -----------------------------
                                                               Weighted                      Weighted                      Weighted
                                                     Percent   Average            Percent    Average           Percent     Average
                                                     of Total  Nominal            of Total   Nominal           of Total    Nominal
                                            Amount   Deposits    Rate    Amount   Deposits     Rate    Amount  Deposits      Rate
                                            ------   --------    ----    ------   --------     ----    ------  --------      ----
                                                                (Dollars in thousands)

Money market accounts..............       $ 44,966    14.78%     1.74% $ 36,325     16.51%     2.86% $ 34,305     19.15%     3.30%
Savings and club accounts..........         62,310    20.47      1.23    53,527     24.33      1.82    52,117     29.10      2.10
Certificates of deposit and
  other time deposit accounts......        160,305    52.68      3.60   101,594     46.18      5.37    65,598     36.62      5.49
Non-interest-bearing checking
  accounts.........................         36,743    12.07         -    28,561     12.98         -    27,104     15.13         -
                                          --------   ------            --------    ------            --------    ------

    Total deposits.................       $304,324   100.00%           $220,007    100.00%           $179,124    100.00%
                                          ========   ======            ========    ======            ========    ======

         The following table shows the amount of our certificates of deposit and other time deposits of $100,000 or more by time remaining until maturity as of December 31, 2002.


                                                   Certificates
Remaining Time Until Maturity                      of Deposits
-----------------------------                      -----------
                                                  (In thousands)

Within one month.............................       $ 29,870
One through three months.....................          5,553
Three through six months.....................          8,862
Six through twelve months....................         16,678
Over twelve months...........................          9,894
                                                     -------
                                                     $70,857
                                                     =======

         Borrowings. As the need arises or in order to take advantage of funding opportunities or to supplement our deposits as a source of funds, we borrow funds in the form of advances from the FHLB to supplement our supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB are typically secured by the FHLB stock we own and a portion of our residential mortgage loans and may be secured by other assets, mainly securities which are obligations of or guaranteed by the U.S. government. We use convertible FHLB advances for a portion of our funding needs. These borrowings are fixed-rate advances that can be called at the option of the FHLB. At December 31, 2002, our unused borrowing capacity with the FHLB was approximately $84.5 million.

         At December 31, 2002, we had a line of credit for $34.5 million from the FHLB. We had draws of $2.5 million on this line of credit at December 31, 2002, and no draws at December 31, 2001 and 2000, respectively. See Note G of the Notes to the Consolidated Financial Statements included in the Annual Report to Stockholders for the fiscal year ended December 31, 2002.

         The following table sets forth certain information regarding our borrowed funds.


                                                      At or for the
                                                  Year Ended December 31,
                                               -----------------------------
                                                 2002       2001       2000
                                               -------    -------    -------
                                                  (Dollars in thousands)
FHLB Advances:
Average balance outstanding..................  $39,737    $29,385    $31,227
Maximum amount outstanding
  at any month-end during the period.........  $48,225    $34,500    $43,046
Balance outstanding at end of period.........  $36,456    $22,500    $31,500
Weighted average interest rate during the
   period....................................     4.25%      6.24%      6.83%
Weighted average interest rate at end of
   period....................................     4.20%      6.02%      6.24%

Subsidiary Activity

         In addition to the Bank, the Company has one service corporation subsidiary, Synergy Financial Services, Inc., which was incorporated under New Jersey law in June 1997 and began operation in May 1998. It was organized for the purpose of providing securities brokerage, insurance and investment services and products, including mutual funds and annuities, to customers of the Bank and the general public. In April 1999, Synergy Financial Services, Inc. entered into an agreement with INVEST Financial Corporation of Tampa, Florida, one of the nation's largest full-service providers of investment and insurance products through financial institutions, and continues to offer services and products through such company. At December 31, 2002, Synergy Financial Services, Inc. had total assets of $79,037. For the year ended December 31, 2002, it had commission income of $249,459, however, it reported a net operating loss of approximately $33,743.

         In November 2002, the Bank incorporated a wholly-owned subsidiary, Synergy Capital Investments, Inc., under New Jersey law, as an investment company primarily to hold investment securities. This operating subsidiary was established to mitigate the higher tax rates imposed by a revision to New Jersey tax laws enacted during 2002 that eliminated the 3% tax rate formerly applicable to thrift institutions located in New Jersey and made such institutions subject to the regular New Jersey 9% corporate tax rate. At December 31, 2002, Synergy Capital Investments, Inc. had total assets of $79.8 million.

Personnel

         As of December 31, 2002, we had 102 full-time employees and 51 part-time employees. The employees are not represented by a collective bargaining unit. We believe our relationship with our employees is satisfactory.

Regulation

         Set forth below is a brief description of certain laws that relate to the regulation of the Bank and the Company. The description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. The Bank and the Company operate in a highly regulated industry. This regulation and supervision establishes a comprehensive framework of activities in which a federal savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.

         Any change in applicable statutory and regulatory requirements, whether by the OTS, the FDIC or the United States Congress, could have a material adverse impact on the Company and the Bank, and their operations. The adoption of regulations or the enactment of laws that restrict the operations of the Bank and/or the Company or impose burdensome requirements upon one or both of them could reduce their profitability and could impair the value of the Bank's franchise which could hurt the trading price of the Company's common stock.

         On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Act"). The Securities and Exchange Commission (the "SEC") has promulgated certain regulations pursuant to the Act and will continue to propose additional implementing or clarifying regulations as necessary in furtherance of the Act. The passage of the Act and the regulations implemented by the SEC subject
publicly-traded   companies  to  additional   and  more   cumbersome   reporting
regulations and disclosure. Compliance with the Act and corresponding regulations may increase the Company's expenses.

Regulation of the Bank

         General. As a federally chartered, SAIF-insured savings bank, the Bank is subject to extensive regulation by the OTS and the FDIC. This regulatory structure gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies regarding the classification of assets and the level of the allowance for loan losses. The activities of federal savings banks are subject to extensive regulation including restrictions or requirements with respect to loans to one borrower, the percentage of non-mortgage loans or investments to total assets, capital distributions, permissible investments and lending activities, liquidity management, transactions with affiliates and community reinvestment. Federal savings banks are also subject to reserve requirements of the Federal Reserve System. A federal savings bank's relationship with its depositors and borrowers is regulated by both state and federal law, especially in such matters as the ownership of savings accounts and the form and content of the bank's mortgage documents.

         The Bank must file regular reports with the OTS and the FDIC concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. The OTS regularly examines the Bank and prepares reports to the Bank's Board of Directors on deficiencies, if any, found in its operations.

         Insurance of Deposit Accounts. The FDIC administers two separate deposit insurance funds. Generally, the Bank Insurance Fund ("BIF") insures the deposits of commercial banks and the Savings Association Insurance Fund ("SAIF") insures the deposits of savings institutions. The FDIC is authorized to increase deposit insurance premiums if it determines such increases are appropriate to maintain the reserves of either the BIF or SAIF or to fund the administration of the FDIC. In addition, the FDIC is authorized to levy emergency special assessments on BIF and SAIF members. The assessment rate for most savings institutions, including the Bank, is currently 0%.

         In  addition,  all  FDIC-insured   institutions  are  required  to  pay
assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) "Tier 1" or "core" capital equal to at least 4% (3% if the institution has received the highest possible rating on its most recent examination) of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets. At December 31, 2002 the Bank exceeded all regulatory capital requirements and was classified as "well capitalized."

         In addition, the OTS may require that a savings institution that has a risk-based capital ratio of less than 8%, a ratio of Tier 1 capital to risk-weighted assets of less than 4% or a ratio of Tier 1 capital to total adjusted assets of less than 4% (3% if the institution has received the highest rating on its most recent examination) take certain action to increase its capital ratios. If the savings institution's capital is significantly below the minimum required levels of capital or if it is unsuccessful in increasing its capital ratios, the OTS may restrict its activities.

         For purposes of the OTS capital regulations, tangible capital is defined as core capital less all intangible assets except for certain mortgage servicing rights. Tier 1 or core capital is defined as common stockholders' equity, non-cumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of consolidated subsidiaries, and certain non-withdrawable accounts and pledged deposits of mutual savings banks. The Bank does not have any non-withdrawable accounts or pledged deposits. Tier 1 and core capital are reduced by an institution's intangible assets, with limited exceptions for certain mortgage and non-mortgage servicing rights and purchased credit card relationships. Both core and tangible capital are further reduced by an amount equal to the savings institution's debt and equity investments in "non-includable" subsidiaries engaged in activities not permissible to national banks other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies.

         The risk-based capital standard for savings institutions requires the maintenance of total capital of 8% of risk-weighted assets. Total capital equals the sum of core and supplementary capital. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, the portion of the allowance for loan losses not designated for specific loan losses and up to 45% of unrealized gains on equity securities. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. For purposes of determining total capital, a savings institution's assets are reduced by the amount of capital instruments held by other depository institutions pursuant to reciprocal arrangements and by the amount of the institution's equity investments (other than those deducted from core and tangible capital) and its high loan-to-value ratio land loans and non-residential construction loans.

         A savings institution's risk-based capital requirement is measured against risk-weighted assets, which equal the sum of each on-balance-sheet asset and the credit-equivalent amount of each off-balance- sheet item after being multiplied by an assigned risk weight. These risk weights range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

         OTS rules require a deduction from capital for savings institutions with certain levels of interest rate risk. The OTS calculates the sensitivity of an institution's net portfolio value based on data submitted by the institution in a schedule to its quarterly Thrift Financial Report and using the interest rate risk measurement model adopted by the OTS. The amount of the interest rate risk component, if any, deducted from an institution's total capital is based on the institution's Thrift Financial Report filed two quarters earlier. The OTS has indefinitely postponed implementation of the interest rate risk component, and the Bank has not been required to determine whether it will be required to deduct an interest rate risk component from capital.

         Prompt Corrective Regulatory Action. Under the OTS Prompt Corrective Action regulations, the OTS is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within forty-five days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not
limited   to,   restrictions   on   growth,   investment   activities,   capital
distributions, and affiliate transactions. The OTS may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         Dividend and Other Capital Distribution Limitations. The OTS imposes various restrictions or requirements on the ability of savings institutions to make capital distributions, including cash dividends.

         A savings institution that is a subsidiary of a savings and loan holding company, such as the Bank, must file an application or a notice with the OTS at least thirty days before making a capital distribution. A savings
institution   must  file  an  application   for  prior  approval  of  a  capital
distribution if: (i) it is not eligible for expedited treatment under the applications processing rules of the OTS; (ii) the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the institution's retained net income for the preceding two years; (iii) it would not adequately be capitalized after the capital distribution; or (iv) the distribution would violate an agreement with the OTS or applicable regulations.

         The Bank will be required to file a capital distribution notice or application with the OTS before paying any dividend to the Company. However, capital distributions by the Company, as a savings and loan holding company, will not be subject to the OTS capital distribution rules.

         The OTS may disapprove a notice or deny an application for a capital distribution if: (i) the savings institution would be undercapitalized following the capital distribution; (ii) the proposed capital distribution raises safety and soundness concerns; or (iii) the capital distribution would violate a prohibition contained in any statute, regulation or agreement. In addition, a federal savings institution cannot distribute regulatory capital that is required for its liquidation account.

         Qualified Thrift Lender Test. Federal savings institutions must meet a qualified thrift lender ("QTL") test or they become subject to the business activity restrictions and branching rules applicable to national banks. To qualify as a QTL, a savings institution must either (i) be deemed a "domestic building and loan association" under the Internal Revenue Code by maintaining at least 60% of its total assets in specified types of assets, including cash, certain government securities, loans secured by and other assets related to residential real property, educational loans and investments in premises of the institution or (ii) satisfy the statutory QTL test set forth in the Home Owners' Loan Act by maintaining at least 65% of its "portfolio assets" in certain "Qualified Thrift Investments" (defined to include residential mortgages and related equity investments, certain mortgage-related securities, small business loans, student loans and credit card loans, and 50% of certain community development loans). For purposes of the statutory QTL test, portfolio assets are defined as total assets minus intangible assets, property used by the institution in conducting its business, and liquid assets equal to 20% of total assets. A savings institution must maintain its status as a QTL on a monthly basis in at least nine out of every twelve months. The Bank met the QTL test as of December 31, 2002 and in each of the last twelve months and, therefore, qualifies as a QTL.

         Transactions with Affiliates. Generally, federal banking law requires that transactions between a savings institution or its subsidiaries and its affiliates must be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of the savings institution's capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institutions as affiliates on a case-by-case basis.

         Community  Reinvestment  Act.  Under  the  Community  Reinvestment  Act
("CRA"), every insured depository institution, including the Bank, has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA requires the OTS to assess the depository institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, such as a merger or the establishment of a branch office by the Bank. An unsatisfactory CRA examination rating may be used as the basis for the denial of an application by the OTS.

         Federal Home Loan Bank ("FHLB") System. The Bank is a member of the FHLB of New York, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by financial institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members pursuant to policies and procedures established by the board of directors of the FHLB.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of New York in an amount equal to the greater of 1% of our aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of FHLB advances. We are in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

         The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.

         Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest-bearing reserves at specified levels against their checking accounts and non-personal certificate accounts. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the OTS liquidity requirements.

         Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System.

Regulation of the Company

         General. The Company is a federal mutual holding company subsidiary within the meaning of Section 10(o) of the Home Owners' Loan Act. It is required to file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This permits the OTS to restrict or prohibit activities that it determines to be a serious risk to the Bank. This regulation is intended primarily for the protection of the depositors and not for the benefit of stockholders of the Company.

         Activities Restrictions. As a savings and loan holding company formed after May 4, 1999, the Company is not a grandfathered unitary savings and loan holding company under the Gramm-Leach-Bliley Act (the "GLB Act"). As a result, the Company and its non-savings institution subsidiaries are subject to statutory and regulatory restrictions on their business activities. Under the Home Owners' Loan Act, as amended by the GLB Act, the non-banking activities of the Company are restricted to certain activities specified by OTS regulation, which include performing services and holding properties used by a savings institution subsidiary, activities authorized for savings and loan holding companies as of March 5, 1987, and non-banking activities permissible for bank holding companies pursuant to the Bank Holding Company Act of 1956 (the "BHC Act") or authorized for financial holding companies pursuant to the GLB Act. Furthermore, no company may acquire control of the Bank unless the acquiring company was a unitary savings and loan holding company on May 4, 1999 (or became a unitary savings and loan holding company pursuant to an application pending as of that date) or the company is only engaged in activities that are permitted for multiple savings and loan holding companies or for financial holding companies under the BHC Act as amended by the GLB Act.

         Mergers and Acquisitions. The Company must obtain approval from the OTS before acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company or acquiring such an institution or holding company by merger, consolidation or purchase of its assets. In evaluating an application for the Company to acquire control of a savings institution, the OTS would consider the financial and managerial resources and future prospects of the Company and the target institution, the effect of the acquisition on the risk to the insurance funds, the convenience and the needs of the community and competitive factors.

         Waivers of Dividends by Synergy, MHC. OTS regulations require Synergy, MHC to notify the OTS of any proposed waiver of its receipt of dividends from the Company The OTS reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS No. 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under OTS capital distribution regulations.

         We anticipate that Synergy, MHC will waive dividends paid by the Company, if any. Under OTS regulations, our public stockholders would not be diluted because of any dividends waived by Synergy, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Synergy, MHC converts to stock form.

         Conversion of Synergy, MHC to Stock Form. OTS regulations permit Synergy, MHC to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). In a Conversion
Transaction a new holding company would be formed as the successor to the Company (the "New Holding Company"), Synergy, MHC's corporate existence would end, and certain depositors of the Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Synergy, MHC ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant to an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in the Company immediately prior to the Conversion Transaction. Under OTS regulations, Minority Stockholders would not be diluted because of any dividends waived by Synergy, MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Synergy, MHC converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

Item 2.  Description of Property.

(a)      Properties.

         At December 31, 2002, the Bank conducted business through its main office in Cranford, New Jersey and 15 branch offices located in Middlesex, Monmouth, Morris and Union counties, New Jersey. The Bank's branch network consists of six owned branch facilities, and four leased branch facilities. Six branches are located within a corporate facility of the Bank's former credit union sponsor; the Bank makes no rent payments for such branches. These branch locations are occupied pursuant to a written agreement that provides for two-year terms that are automatically renewed upon expiration unless written notice of termination is given by either party.

         Management considers the physical condition of the main office and each of the branch offices to be good and adequate for the conduct of the Bank's business. At December 31, 2002 property and equipment totaled approximately $17.6 million. We use an outside service company for data processing.

(b)      Investment Policies.

         See "Item 1. Description of Business" above for a general description of the Bank's investment policy. The Bank's investment policy is designed to foster earnings and liquidity within prudent interest rate risk guidelines, while complementing the Bank's lending activities.

         (1)  Investments in Real Estate or Interests in Real Estate.  See "Item
1. Description of Business - Lending Activities," and "Item 2. Description of Property."

         (2) Investments in Real Estate Mortgages. See "Item 1. Description of Business -- Lending Activities."

         (3) Investments in Securities of or Interests in Persons Primarily Engaged in Real Estate Activities. See "Item 1. Description of Business - Lending Activities."

(c)      Description of Real Estate and Operating Data.

         Not Applicable.

Item 3. Legal Proceedings

         The Company and its subsidiaries, from time to time, are a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Bank.

         On October 11, 2002, Synergy entered into a definitive agreement and plan of merger with First Bank of Central Jersey. Subsequently, Synergy received notice on December 27, 2002 that an order had been issued by the Superior Court of New Jersey, Chancery Division, Middlesex County, to enjoin the closing of the merger, as a result of a complaint filed on December 26, 2002 by John E. Pellizari and Augusto Verissimo, stockholders of First Bank of Central Jersey. By order dated January 9, 2003, the injunction preventing consummation of the merger was lifted, and the closing of the merger occurred on January 10, 2003. Prior to the scheduled February 28, 2003 hearing the plaintiffs withdrew their suit.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

         The information contained under the section captioned "Stock Price Information" of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 2002 (the "Annual Report") is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The information contained under the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 7. Financial Statements

         The  Registrant's   financial  statements  listed  under  Item  13  are
incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On December 5, 2002, the Registrant dismissed Fontanella and Babitts, Certified Public Accountants, as the Registrant's independent auditors and, through the Registrant's Audit Committee, appointed Grant Thornton LLP as its new independent auditors. The decision to change accountants was approved by the Registrant's Board of Directors.

         Fontanella and Babitts' reports on the Registrant's consolidated financial statements for the two fiscal years ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with audits of the two fiscal years ended December 31, 2001 and any subsequent interim period preceding the date hereof, there were no disagreements or reportable events between the Registrant and Fontanella and Babitts on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Fontanella and Babitts, would have caused them to make a reference to the subject matter of the disagreements or reportable events in connection with their reports.

         Effective December 5, 2002, the Registrant, through its Audit Committee, engaged Grant Thornton LLP as its independent auditors. During the two most recent fiscal years and the subsequent interim period to the date hereof, the Registrant did not consult with Grant Thornton, LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act.

         The information contained under the sections captioned "Section 16(a) Beneficial Ownership Reporting Compliance" and "Proposal I - Election of Directors" in the Company's Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Item 10. Executive Compensation

         The information contained under the section captioned "Director and Executive Officer Compensation" in the Proxy Statement is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         (a) Security Ownership of Certain Beneficial Owners

         Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I - Election of Directors" in the Proxy Statement.

         (b) Security Ownership of Management

         Information required by this item is incorporated herein by reference to the first chart in the section captioned "Proposal I- Election of Directors" in the Proxy Statement.

         (c) Management of the Registrant knows of no arrangements, including any pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

         (d) Securities Authorized for Issuance under Equity Compensation Plans

         As of December 31, 2002, the Registrant had no equity compensation plans to be disclosed pursuant to this item.

Item 12. Certain Relationships and Related Transactions

         The  information  required  by this  item  is  incorporated  herein  by
reference  to  the  section   captioned   "Certain   Relationships  and  Related
Transactions" in the Proxy Statement.

Item 13. Exhibits, List, and Reports on Form 8-K

         (a) Listed below are all financial statements and exhibits filed as part of this report.

         1. The consolidated statements of financial condition as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended, together with the related notes and the report of independent certified public accountants.

         2. The following Financial Statement Schedule is filed as part of this report:

                    REISSUED REPORT OF PREDECESSOR ACCOUNTANT

To the Board of Directors
Synergy Financial Group, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of Synergy Financial Group, Inc. and Subsidiaries, as of December 31, 2001, and the related consolidated statements of income, retained earnings, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Synergy Financial Group, Inc. and Subsidiaries, as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

/s/ Fontanella and Babitts

January 31, 2002

         3. The following exhibits are included in this Report or incorporated herein by reference:

                  (a)      List of Exhibits:

                  3(i)     Charter of Synergy Financial Group, Inc.*
                  3(ii)    Bylaws of Synergy Financial Group, Inc.*
                   4       Specimen Stock Certificate of Synergy Financial Group, Inc.**
                  10.1     Employment Agreement between Synergy Bank and John S. Fiore**
                  10.2     Supplemental Executive Retirement Income Agreement for John S. Fiore**
                  10.3     Synergy Federal Savings Bank Supplemental Executive Retirement Plan for the
                           Benefit of Senior Officers**
                  10.4     Synergy Bank Deferred Compensation Plan for the benefit of John S. Fiore
                  13       Annual Report to Stockholders for the fiscal year ended December 31, 2002
                  16       Letter of concurrence from Fontanella and Babitts, Certified Public Accountants, regarding change in certifying accountant***
                  21       Subsidiaries of the Company
                  99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section
                           906 of the Sarbanes-Oxley Act of 2002.

          ---------------
          * Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (File No. 333-89384 filed with the SEC on July 29, 2002).
          ** Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333- 89384 filed with the SEC on May 30,
               2002). Synergy Bank changed its name from Synergy Federal Savings Bank after these agreements were entered into.
          *** Incorporated by reference to the Company's Current Report on Form 8-K dated December 5, 2002 (File No. 000-49980 filed with the SEC on December 11, 2002).

                  (b)      Reports on Form 8-K:

                           During the quarter ended December 31, 2002, the Registrant filed reports on Form 8-K as follows:

                           Report Dated:                      Items Reported
                           -------------------------------------------------
                           September 17, 2002                 Items 5 and 7
                           October 11, 2002                   Items 5 and 7
                           October 23, 2002                   Items 5 and 7
                           December 5, 2002                   Items 4 and 7
                           December 18, 2002                  Items 5 and 7
                           December 27, 2002                  Items 5 and 7

Item 14. Controls and Procedures

         (a) Evaluation of disclosure  controls and  procedures.  Based on their
             --------------------------------------------------
evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, the Registrant's principal executive officer and principal financial officer have concluded that the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in internal controls.  There were no significant changes in
             ----------------------------
the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as of March 26, 2003.

                                       SYNERGY FINANCIAL GROUP, INC.


                                       By: /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

         Pursuant to the requirement of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 2003.


/s/Kenneth S. Kasper                           /s/John S. Fiore
-------------------------------------------    ---------------------------------------
Kenneth S. Kasper                              John S. Fiore
Chairman and Director                          President, Chief Executive Officer and
                                               Director

/s/Ralph A. Fernandez                          /s/Paul T. LaCorte
-------------------------------------------    ---------------------------------------
Ralph A. Fernandez                             Paul T. LaCorte
Vice President and Chief Financial Officer     Director
(Principal Financial and Accounting Officer)


/s/Nancy A. Davis                              /s/George Putvinski
-------------------------------------------    ---------------------------------------
Nancy A. Davis                                 George Putvinski
Director                                       Director


/s/W. Phillip Scott                            /s/Albert N. Stender
-------------------------------------------    ---------------------------------------
W. Phillip Scott                               Albert N. Stender
Director                                       Director


/s/David H. Gibbons, Jr.                       /s/Magdalena M. De Perez
-------------------------------------------    ---------------------------------------
David H. Gibbons, Jr.                          Magdalena M. De Perez
Director                                       Director

                            SECTION 302 CERTIFICATION

         I, John S. Fiore, President and Chief Executive Officer of Synergy Financial Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Synergy Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003                      /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer

                            SECTION 302 CERTIFICATION

         I, Ralph A. Fernandez, Vice President and Chief Financial Officer of Synergy Financial Group, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Synergy Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c)  presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003                 /s/Ralph A. Fernandez
                                      ------------------------------------------
                                      Ralph A. Fernandez
                                      Vice President and Chief Financial Officer