Form 10QSB
period 2003-03-31
SYNERGY FINANCIAL GROUP INC
filed 2003-05-14
CIK 1174258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the quarterly period ended: March 31, 2003
                                      --------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the transition period from ________ to ________

                           SEC File Number: 000-49980
                                            ---------


                          SYNERGY FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  United States                                22-3798671
         -------------------------------                   -------------------
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)

         310 North Avenue East, Cranford, New Jersey           07016
         ---------------------------------------------    --------------
           (Address of principal executive offices)          (Zip Code)


                                 (800) 693-3838
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of May 14, 2003:

$0.10 Par Value Common Stock                  3,344,352
----------------------------          --------------------------
           Class                          Shares Outstanding


            Transitional Small Business Disclosure Format (check one)
                           Yes            No  X
                               ---           ---

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

PART I     FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of March 31, 2003 (unaudited), and December 31, 2002 (audited).....................................................................1

           Consolidated Statements of Income for the three months ended March 31, 2003 and 2002 (unaudited)................................................................................2

           Consolidated Statements of Comprehensive Income for the three months ended
                March 31, 2003 and 2002 (unaudited).................................................................3

           Consolidated Statement of Changes in Stockholders' Equity for the three months ended
                March 31, 2003 (unaudited)..........................................................................4

           Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)................................................................................5

           Notes to Consolidated Financial Statements (unaudited)...................................................6

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations.................................................................8

Item 3.    Controls and Procedures..................................................................................13


PART II    OTHER INFORMATION
-------    -----------------

Item 1.     Legal Proceedings.......................................................................................14

Item 2.     Changes in Securities and Use of Proceeds...............................................................14

Item 3.     Defaults Upon Senior Securities.........................................................................14

Item 4.     Submission of Matters to a Vote of Security-Holders.....................................................14

Item 5.     Other Information.......................................................................................14

Item 6.     Exhibits and Reports on Form 8-K........................................................................14

Signatures .........................................................................................................15


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                               March 31,         December 31,
                                                                                 2003               2002
                                                                             (unaudited)          (audited)
                                                                             -----------          ---------
          ASSETS

Cash and amounts due from banks                                              $    3,543,897     $   3,064,302
Interest-bearing deposits with banks                                              2,965,355         4,821,926
                                                                             --------------     -------------

Cash and cash equivalents                                                         6,509,252         7,886,228

Investment securities available for sale, at fair value                          99,014,928        62,303,108
Investment securities held to maturity (fair value of $37,262,200
    and $17,668,930, respectively)                                               36,938,081        17,407,365
Loans receivable, net                                                           348,169,851       319,423,198
Accrued interest receivable                                                       2,021,515         1,533,305
Property and equipment, net                                                      18,311,192        17,646,759
Federal Home Loan Bank of New York stock, at cost                                 3,090,100         1,856,200
Cash surrender value of officer life insurance                                    2,089,924         2,109,678
Other assets                                                                      3,428,477         1,109,869
                                                                             --------------     -------------

          Total assets                                                       $  519,573,320     $ 431,275,710
                                                                             ==============     =============

          LIABILITIES

Deposits                                                                     $  425,129,238     $ 354,141,633
Federal Home Loan Bank of New York advances                                      52,101,465        36,455,639
Advance payments by borrowers for taxes and insurance                             1,448,904         1,414,339
Accrued interest payable on advances                                                157,673           165,157
Other liabilities                                                                 2,004,783         1,226,793
                                                                             --------------     -------------

          Total liabilities                                                     480,842,063       393,403,561
                                                                             --------------     -------------

          STOCKHOLDERS' EQUITY

Preferred stock; $0.10 par value, authorized 2,000,000 shares;
    none issued and outstanding                                                           -                 -
Common stock; $0.10 par value, authorized 18,000,000 shares;
    issued 2002 - 3,344,252; 2001 - 100                                             334,425           334,425
Additional paid-in capital                                                       13,667,318        13,643,090
Unearned ESOP shares                                                             (1,095,912)       (1,125,007)
Retained earnings                                                                25,281,779        24,446,145
Accumulated other comprehensive income, net of tax                                  543,647           573,496
                                                                             --------------     -------------

          Total stockholders' equity                                             38,731,257        37,872,149
                                                                             --------------     -------------

          Total liabilities and stockholders' equity                         $  519,573,320     $ 431,275,710
                                                                             ==============     =============


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                                          For the three months ended
                                                                                  March 31,
                                                                      -------------------------------
                                                                            2003             2002
                                                                        (unaudited)       (unaudited)
                                                                        -----------       -----------
Interest income
    Loans, including fees                                             $   6,267,089      $  4,341,156
    Investment securities                                                 1,196,528           770,595
    Other                                                                    44,357             3,048
                                                                      -------------      ------------
          Total interest income                                           7,507,974         5,114,799
Interest expense
    Deposits                                                              2,286,076         1,565,210
    Borrowed funds                                                          416,285           413,952
                                                                      -------------      ------------
          Total interest expense                                          2,702,361         1,979,162

Net interest income before provision for loan losses                      4,805,613         3,135,637
                                                                      -------------      ------------

Provision for loan losses                                                   117,535           269,952
                                                                      -------------      ------------

Net interest income after provision for loan losses                       4,688,078         2,865,685
                                                                      -------------      ------------

Other income
    Service charges and other fees on deposit accounts                      311,070           222,126
    Net gains on sales of loans                                                   -            17,606
    Net (losses) gains on sales of investments                                    -            (6,250)
    Commissions                                                              34,629            (1,929)
       Other                                                                 36,421            87,291
                                                                      -------------      ------------
       Total other income                                                   382,120           318,844
Other expenses
    Salaries, wages and employee benefits                                 1,861,899         1,227,512
    Premises and equipment                                                  793,104           582,180
    Occupancy                                                               507,141           260,280
    Professional services                                                   158,255            84,179
    Marketing                                                               161,748            73,438
    Other operating                                                         259,839           182,477
                                                                      -------------      ------------
          Total other expenses                                            3,741,986         2,410,066

          Income before income tax expense                                1,328,212           774,463
                                                                      -------------      ------------

Income tax expense                                                          492,578           265,471
                                                                      -------------      ------------

          Net income                                                  $     835,634      $    508,992
                                                                      =============      ============

Per share of common stock
    Basic and diluted earnings                                        $        0.26      $         NM
                                                                      =============      ============
    Basic weighted average shares outstanding                             3,233,206                NM
                                                                      =============      ============


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income



                                                    For the three months ended                For the three months ended
                                                          March 31, 2003                            March 31, 2002
                                              ---------------------------------------    -------------------------------------
                                              Before tax       Tax       Net of tax        Before          Tax         Net of
                                                amount      (expense)      amount        tax amount     (expense)       tax
                                                             benefit                                     benefit       amount
                                              -----------  -----------  ------------     ----------- -------------- ----------

Unrealized  gains on investment
securities:

Unrealized holding gains (losses) arising
    during period                              $ (46,639)    $   16,790   $ (29,849)     $(399,982)      $ 143,912    $(256,070)

Less reclassification  adjustment for
    gains (losses) realized in net income              -              -           -         (6,250)          2,250       (4,000)
                                               ---------     ----------   ---------      ---------       ---------    ---------

Other comprehensive income (loss), net         $ (46,639)    $   16,790   $ (29,849)     $(406,232)      $ 146,162    $(260,070)


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statement of Changes In
                          Stockholders' Equity for the
                        three months ended March 31, 2003



                                                  Common Stock
                                                Shares      Par      Additional     Retained    Unearned    Unrealized
                                                Issued     Value   Paid-in-capital  Earnings      ESOP      Gain/(Loss)    Total
                                               ---------  -------- --------------- ----------  -----------  ----------- ------------
BALANCE AT DECEMBER 31, 2002 (Audited)         3,344,252  $334,425   $13,643,090  $24,446,145  $(1,125,007)  $573,496    $37,872,149

Net Income for the three months ended                                                 835,634                              835,634
     March 31, 2003 (unaudited)

Other comprehensive income (loss), net of
     reclassification adjustment and taxes                                                                    (29,849)     (29,849)

----------------------------------------------------------------------------------------------------------------------------------
Total comprehensive income                                                                                                 805,785
----------------------------------------------------------------------------------------------------------------------------------

Common stock held by ESOP committed
     to be released (2,909 shares) (unaudited)                            24,228                    29,095                  53,323

BALANCE AT MARCH 31, 2003 (Unaudited)          3,344,252  $334,425   $13,667,318  $25,281,779  $(1,095,912)  $543,647  $38,731,257
                                               =========  ========   ===========  ===========  ===========   ========  ===========


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                          For the three months ended
                                                                                    March 31,
                                                                        -------------------------------
                                                                            2003              2002
                                                                         (unaudited)       (unaudited)
                                                                        ------------       ------------
Operating activities
    Net income                                                           $    835,634     $     508,992
    Adjustments to reconcile net income to net cash
          provided by operating activities
       Depreciation and amortization                                          352,688           178,261
       Provision for loan losses                                              117,535           269,952
       Deferred income taxes                                                      917           (85,731)
       Amortization of deferred loan fees                                      16,212            (2,299)
       Amortization of premiums on investment securities                      266,486            90,753
       Net loss (gain) on sale of investment securities                             -             6,250
       Release of ESOP shares                                                  53,323                 -
       Increase in accrued interest receivable                               (388,534)         (223,133)
       Increase in other assets                                              (655,676)         (349,597)
       Increase in other liabilities                                          404,457         1,421,905
       Decrease (increase) in cash surrender value of officer
          life insurance                                                       19,754           (30,863)
       (Decrease) increase in accrued interest payable on advances             (7,484)            3,738
                                                                          ------------     ------------

              Net cash provided by operating activities                     1,015,312         1,788,228
                                                                          -----------      ------------
Investing activities
    Purchase of investment securities held to maturity                     (6,514,219)       (5,912,852)
    Purchase of investment securities available for sale                  (40,716,096)      (14,066,085)
    Maturity and principal repayments of investment securities
       held to maturity                                                     3,769,184           955,809
    Maturity and principal repayments of investment securities
       available for sale                                                  10,071,653         5,937,556
    Purchase of property and equipment                                       (793,257)         (685,169)
    (Purchase) of FHLB Stock                                               (1,233,900)       (1,055,000)
    Proceeds from sale of investment securities available for sale                  -         1,993,750
    Loan originations, net of principal repayments                         (6,890,567)      (37,512,474)
    Proceeds from sale of loans                                                     -           500,000
    Cash and cash equivalents acquired from First Bank of
       Central Jersey                                                       5,503,558                 -
                                                                          ------------     ------------

              Net cash used in investing activities                       (36,803,644)      (49,844,465)
                                                                          ------------     ------------
Financing activities
    Net increase in deposits                                               18,730,965        26,948,782
    Net advances from Federal Home Loan Bank of New York                   15,645,826        19,000,000
    Increases in advance payments by borrowers for taxes and insurance         34,565           342,299
                                                                          ------------     ------------

              Net cash provided by financing activities                    34,411,356        46,291,081
                                                                          -----------      ------------

              Net decrease in cash and cash equivalents                    (1,376,976)       (1,765,156)

Cash and cash equivalents at beginning of year                              7,886,228         3,707,504
                                                                          -----------      ------------

Cash and cash equivalents at end of period                                $ 6,509,252      $  1,942,348
                                                                          ===========      ============

Supplemental disclosure of cash flow information
    Cash paid during the year for income taxes                            $   435,000      $    169,296
                                                                          ===========      ============

       Interest paid on deposits and borrowed funds                       $ 2,667,796      $  1,975,761
                                                                          ===========      ============

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

2. EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by including the dilutive effect of additional potential common shares issuable under stock option plans. As of March 31, 2003, there were no dilutive common shares issuable under stock option plans. The weighted-average number of common shares outstanding for basic EPS for the three months ended March 31, 2003 was 3,233,206. Basis and diluted EPS per share was $.26 for the quarter ended March 31, 2003. EPS was not meaningful for the period ended March 31, 2002.

3. STOCK BASED COMPENSATION

At the annual meeting held on April 22, 2003, the Company's stockholders' approved the Company's 2003 Stock Option Plan and the 2003 Restricted Stock Plan. A total of 165,742 and 66,297 shares of common stock have been made available for granting under the Stock Option and Restricted Stock Plans, respectively. Prior to March 31, 2003, the Company did not have a Stock Option Plan or a Restricted Stock Plan.

4. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for acquisitions under Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling of interests method.

The Company accounts for goodwill and intangible assets acquired in a business combination in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142 goodwill is not amortized; instead, the carrying value of goodwill is evaluated for impairment on an annual basis. Identifiable intangible assets are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued
                                   (unaudited)


5. ACQUISITIONS

On January 10, 2003, the Bank acquired all of the net assets of First Bank of Central Jersey for a cash purchase price of approximately $2.1 million. This transaction was accounted for under the purchase method of accounting and the results of operations of the Bank for the quarter ended March 31, 2003 include only the results of operations of First Bank of Central Jersey from and after January 10, 2003. The acquisition resulted in the recording of approximately $ 77,000 of goodwill and approximately $668,000 of core deposit intangible, which is being amortized over 8 years.

6. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 is $435,404, which expires in December 2003. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on its consolidated financial position and results of operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21 E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for the purpose of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and its subsidiaries include, but are not limited to, changes in interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of: the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially effect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission (the "SEC").

The Company does not undertake - and specifically disclaims any obligation - to release publicly the results of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of the Company conform with the accounting principals generally accepted in the United States of America and general practices within the financial services industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

Allowance for Credit Losses
---------------------------

The Company considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The balance in the allowance for loan losses is determined based on management's review and evaluation of the loan portfolio in relation to past loss experience, the size and composition of the portfolio, current economic events and conditions, and other pertinent factors, including management's assumptions as to future delinquencies, recoveries and losses. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management's estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes
------------

Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of net deferred tax asset to the expected realizable amount.

General

Management's discussion and analysis of financial condition and results of operations is intended to provide assistance in understanding our consolidated financial condition and results of operations. The information in this section should be read with the consolidated interim financial statements and the notes thereto included in this Form 10-QSB.

Our results of operations are primarily dependent on our net interest income. Net interest income is a function of the balances of interest earning assets outstanding in any one period, the yields earned on those assets and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, our results of operations are also affected by the relative levels of our non-interest income and operating expenses. Our non-interest income consists primarily of fees and service charges and gains (losses) on the sale of loans and investments. The operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, telephone and postage costs. Our results of operations are also significantly impacted by the amount of provisions for loan losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Assets. Total assets increased $88.3 million, or 20.5%, to $519.6 million at March 31, 2003 from approximately $431.3 million at December 31, 2002. The increase in total assets resulted primarily from a $56.2 million increase in investment securities, and a $28.7 million increase in net loans receivable. The increase in investment securities was a direct allocation of available funds and borrowings as well as securities acquired from the First Bank of Central Jersey acquisition. In addition, the increase in loans was also a result of acquiring $21.3 million in loans from First Bank of Central Jersey, which were adjusted for fair market value. These credits were predominantly commercial and non-residential mortgage loans.

During the first quarter of 2003 the commercial loan, residential mortgage loan and auto loan portfolios increased by $13.8 million, $8.4 million and $7.3 million, respectively. Commercial loans increased as a direct result of our acquisition of First Bank of Central Jersey. Residential mortgage loans increased due to continued low interest rates resulting in an increased volume of refinancing activity, as well as promotional efforts aimed at increasing the proportion of home equity loans to total loans in our portfolio. Auto loans increased due to our alliance with an Internet-based lending referral agent.

Liabilities. Total liabilities increased $87.4 million, or 22.2%, to $480.8 million at March 31, 2003 from $393.4 million at December 31, 2002. The increase in total liabilities resulted primarily from an increase of $71.0 million in deposits, of which $28.0 million was in core deposits, and a $15.7 million increase in FHLB advances. Approximately $52.2 million or 73.5% in deposit growth was a result of the acquisition of First Bank of Central Jersey. The majority of the deposit growth consisted of an increase in certificates of deposit, with terms predominantly in excess of one year, which were offered at competitive rates to lock in prevailing low interest rates. The increase in FHLB advances was to fund both the purchase of investment securities and the origination of loans during this period. It is projected that the deposit flow from existing and new branches will be used to fund our loan demand and pay down the FHLB advances.

Equity. Total equity increased $859,000 to $38.7 million at March 31, 2003 from $37.9 million at December 31, 2002. The increase in equity reflects $836,000 in net income for the three months ended March 31, 2003, and adjustments for allocated ESOP shares that increased equity by $53,000, offset by a $30,000 reduction in accumulated other comprehensive income net of tax effect.

Comparison of Operating Results for Three Months Ended March 31, 2003 and 2002

Net Income. Net income increased by $327,000 to $836,000 for the three months ended March 31, 2003 compared to $509,000 for the same period in 2002, a 64.2% increase. The increase was attributable primarily to a $1.7 million increase in net interest income and a $63,000 increase in non-interest income, offset by a $1.3 million increase in operating expenses and a $227,000 increase in income tax expense as a result of higher earnings.

Net Interest Income. Net interest income grew $1.7 million, or 53.3%, for the three months ended March 31, 2003 compared to the same period in 2002. Total interest income increased by $2.4 million to $7.5 million for the three months ended March 31, 2003, while total interest expense increased by $723,000 to approximately $2.7 million for the three months ended March 31, 2003.

The 46.8% increase in total interest income was primarily due to a $157.1 million, or 52.0%, increase in the average balance of interest-earning assets, offset by a 26 basis point decrease in the average yield earned on these investments. The increase in interest-earning assets was a direct result of management's strategy of combining organic growth with external acquisition. The decrease in the average yield was primarily attributable to lower market interest rates during the 2003 period.

The 36.5% increase in total interest expense resulted primarily from a 53.9% increase in the average balance of interest-bearing liabilities, offset by a 30 basis point decrease in the average cost of these funds. The decrease in the average cost of interest-bearing liabilities is primarily attributable to our pricing strategies and lower market interest rates in the 2003 period coupled with core deposits acquired from the First Bank of Central Jersey acquisition. The majority of the increase in the average balance of interest-bearing liabilities for the 2003 period was comprised of a $103.8 million increase in the average balance of certificates of deposit, offset by a 59 basis point decline in the average cost thereof, and a $45.7 million or 34.0% increase in the average balance of core deposits.

Provision for Loan Losses. We maintain an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent loan losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as internal analysis of credit quality, general levels of loan delinquencies, collateral values, the bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience, and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's estimation did not change either in estimation methods or assumptions during either period. The credits acquired from First Bank of Central Jersey were recorded at fair market value at time of acquisition, based on an independent valuation performed by a third party of the inherent risk of each type of credit acquired.

The provision for loan losses was $118,000 for the three months ended March 31, 2003, compared to $270,000 for the same period in 2002. Despite the decrease in the provision, our allowance for loan losses stood at $2.9 million at March 31,

2003 compared to $1.6 million at March 31, 2002. Furthermore, the allowance represented 0.83% of total loans outstanding without recourse as of March 31, 2003 compared to 0.63% at March 31, 2002.

Synergy experienced an increase in charge-offs as a direct result of the prior year's purchase of indirect auto loans from First Bank of Central Jersey that were acquired at various prices based on the credits contractual performance status at the time of purchase and the estimated risk of these credits until their final maturity. We had net charge-offs of $276,000 for the three months ended March 31, 2003 compared to net charge-offs of $24,000 for the same period in 2002. Despite this unfavorable comparison, management believes that it has significantly mitigated any future risk through a combination of application of fair market valuation on the additional credits acquired as a result of the merger with First Bank of Central Jersey, maintaining adequate allowances in line with the previously discussed methodology, and closely monitoring the contractual performance of these credits though our in-house collection process.

Other Income. Other income, which is primarily composed of deposit account fees, ATM fees, loan fees and service charges, increased by $63,000, to $382,000, for the three months ended March 31, 2003 from the same period in 2002. The increase was primarily due to a $107,000 increase in fees and charges associated with an expanding account base, offset by a $20,000 decline in the market value of bank owned life insurance during the 2003 period, as well as a reclassification of the dividend income from our Federal Home Loan Bank of New York stock holdings to interest income.

During the quarter ended March 31, 2003, Synergy introduced its "Overdraft Privilege" product. Although it is too early to judge the impact on operations, management believes that this product will add value to future non-interest income.

Other Expenses. Other expenses increased to $3.7 million for the three months ended March 31, 2003, a $1.3 million increase compared to the same period in 2002. The increase resulted mostly from higher operating expenses associated with six additional full service branch offices opened and the closure of one out-of-state campus branch in the last three quarters of 2002, two in the first quarter of 2003 from the acquisition of First Bank of Central Jersey, and a significant increase in the number of auto loans originated during the period.

Historically, we have had a high level of operating expense because of the large number of branch offices relative to our asset size. In future periods, management foresees a similar impact on future earnings resulting from the further expansion of our branch office network consistent with implementing the Company's strategic plan. At March 31, 2003, Synergy Bank operated six on-site branch offices located on the corporate premises of its former credit union sponsor corporation. Although we do not incur rent expense for these facilities, other operating costs are incurred to operate these sites.

During the 2003 period, the Company also absorbed increased expenses (not present in the 2002 period) associated with being a public company, such as periodic reporting, annual meeting materials, retention of a transfer agent and professional fees associated with complying with the mandated requirements of the Sarbanes-Oxley Act, as well as management of an employee stock ownership plan.

Income Tax Expense. Income tax expense increased by $227,000, or 85.5%, during the three months ended March 31, 2003 as compared to the same period in 2002, reflecting higher taxable income for the 2003 period.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-basked capital to risk-weighted assets. On March 31, 2003, the Bank was in compliance with all of its regulatory capital requirements.

Recently Issued Accounting Standards

The Company adopted FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others" on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company has financial and performance letters of credit. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligation. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 is $435,404, which expires in December 2003. Amounts due under these letters of credit would be reduced by any proceeds that the Company would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations. The Company does not anticipate FIN 46 to have a material impact on its consolidated financial position or results of operations.

                         Item 3. CONTROLS AND PROCEDURES

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at March 31, 2003 that would have a material effect on the Company's operations or income.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         None.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security-Holders.
         ---------------------------------------------------

         None.

Item 5.  Other Information.
         -----------------

         The Company held its 2003 Annual Meeting of Stockholders on April 22, 2003. At the meeting, stockholders approved the Company's 2003 Stock Option Plan and the 2003 Restricted Stock Plan. Stockholders also reelected Nancy A. Davis, John S. Fiore and W. Phillip Scott as directors, each for a term of three (3) years, and ratified the appointment of Grant Thornton LLP as the Company's independent auditor for the fiscal year ending December 31, 2003.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         a) Exhibits:

                  99.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

         b) Reports on Form 8-K:

                  During the quarter ended March 31, 2003, the Company filed a Report on Form 8-K dated January 10, 2003 to report the completion of its acquisition of First Bank of Central Jersey and a Report on Form 8-K dated January 23, 2003 to report consolidated earnings for the year ended December 31, 2002.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYNERGY FINANCIAL GROUP, INC.



Date: May 14, 2003                                   /s/John S. Fiore
                                            By:      -------------------------------------------
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

Date: May 14, 2003                                   Date: May 14, 2003


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



Date:    May 14, 2003                      /s/John S. Fiore
       ----------------------------        --------------------------
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



Date:    May 14, 2003                                /s/Ralph A. Fernandez
       -----------------------------                 ---------------------------
                                                     Ralph A. Fernandez
                                                     Vice President and
                                                     Chief Financial Officer