Form 10QSB
period 2003-06-30
SYNERGY FINANCIAL GROUP INC
filed 2003-08-14
CIK 1174258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   June 30, 2003
                                       -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-49980
                                            ---------


                          SYNERGY FINANCIAL GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       United States                                             22-3798671
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

310 North Avenue East, Cranford, New Jersey                         07016
-------------------------------------------                         -----
  (Address of principal executive offices)                        (Zip Code)

                                 (800) 693-3838
             ------------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X     No
                      ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of July 31, 2003:

$0.10 Par Value Common Stock                             3,344,252
----------------------------                             ---------
          Class                                     Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                             Yes       No   X
                                 ---       ---

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I     FINANCIAL INFORMATION
------     ---------------------

Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of June 30, 2003 (unaudited), and December 31, 2002 (audited)..................................................................1

           Consolidated Statements of Income for the three and six months ended
                 June 30, 2003 and 2002 (unaudited)...............................................................2

           Consolidated Statements of Comprehensive Income for the three and six months ended
                 June 30, 2003 and 2002 (unaudited)...............................................................3

           Consolidated Statement of Changes in Stockholders' Equity for the six months ended
                 June 30, 2003 (unaudited)........................................................................4

           Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)......5

           Notes to Consolidated Financial Statements (unaudited).................................................6

Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................................................11

Item 3.    Controls and Procedures...............................................................................18


PART II    OTHER INFORMATION
-------    -----------------

Item 1.     Legal Proceedings....................................................................................19

Item 2.     Changes in Securities and Use of Proceeds............................................................19

Item 3.     Defaults Upon Senior Securities......................................................................19

Item 4.     Submission of Matters to a Vote of Security-Holders..................................................19

Item 5.     Other Information....................................................................................19

Item 6.     Exhibits and Reports on Form 8-K.....................................................................19

Signatures.......................................................................................................20

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition

                                                                       June 30,       December 31,
                                                                         2003             2002
                                                                    -------------    -------------
                                                                     (unaudited)        (audited)
      ASSETS

Cash and amounts due from banks                                     $   3,816,262    $   3,064,302
Interest-bearing deposits with banks                                    3,080,736        4,821,926
                                                                    -------------    -------------
Cash and cash equivalents                                               6,896,998        7,886,228

Investment securities available for sale, at fair value               112,137,200       62,303,108
Investment securities held to maturity (fair value of $35,963,418
  and $17,668,930, respectively)                                       35,498,841       17,407,365
Loans receivable, net                                                 376,269,685      319,423,198
Accrued interest receivable                                             2,008,458        1,533,305
Property and equipment, net                                            18,048,865       17,646,759
Federal Home Loan Bank of New York stock, at cost                       3,760,100        1,856,200
Cash surrender value of officer life insurance                          2,250,084        2,109,678
Other assets                                                            4,495,252        1,109,869
                                                                    -------------    -------------

      Total assets                                                  $ 561,365,483    $ 431,275,710
                                                                    =============    =============

      LIABILITIES

Deposits                                                            $ 443,417,662    $ 354,141,633
Federal Home Loan Bank of New York advances                            75,201,565       36,455,639
Advance payments by borrowers for taxes and insurance                   1,606,732        1,414,339
Accrued interest payable on advances                                      115,593          165,157
Other liabilities                                                       1,429,567        1,226,793
                                                                    -------------    -------------
      Total liabilities                                               521,771,119      393,403,561
                                                                    -------------    -------------

      STOCKHOLDERS' EQUITY

Preferred stock; $0.10 par value, authorized 2,000,000 shares;
  none issued and outstanding                                                   -                -
Common stock; $0.10 par value, authorized 18,000,000 shares;
  issued 2002 - 3,344,252; 2003                                           334,425          334,425
Additional paid-in capital                                             14,888,297       13,643,090
Unearned ESOP shares                                                   (1,066,817)      (1,125,007)
Unearned RSP compensation                                              (1,130,724)               -
Treasury stock acquired for the RSP                                      (102,809)               -
Retained earnings                                                      26,008,772       24,446,145
Accumulated other comprehensive income, net of tax                        663,220          573,496
                                                                    -------------    -------------

      Total stockholders' equity                                       39,594,364       37,872,149
                                                                    -------------    -------------

      Total liabilities and stockholders' equity                    $ 561,365,483    $ 431,275,710
                                                                    =============    =============

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income

                                                         For the quarter ended        For the six months ended
                                                                 June 30,                      June 30,
                                                       ---------------------------   ---------------------------
                                                            2003           2002           2003           2002
                                                       ------------   ------------   ------------   ------------
                                                        (unaudited)     (unaudited)    (unaudited)    (unaudited)
Interest income
  Loans, including fees                                $  6,276,690   $  4,999,009   $ 12,543,779   $  9,340,165
  Investment securities                                   1,078,238        787,274      2,274,766      1,557,869
  Other                                                      63,773            906        108,130          3,955
                                                       ------------   ------------   ------------   ------------
      Total interest income                               7,418,701      5,787,189     14,926,675     10,901,989

Interest expense
  Deposits                                                2,210,804      1,679,179      4,496,880      3,244,390
  Borrowed funds                                            408,820        459,967        825,105        873,919
                                                       ------------   ------------   ------------   ------------
      Total interest expense                              2,619,624      2,139,146      5,321,895      4,118,309


Net interest income before provision for loan losses      4,799,077      3,648,043      9,604,690      6,783,680
                                                       ------------   ------------   ------------   ------------

Provision for loan losses                                   352,605        280,965        470,140        550,917
                                                       ------------   ------------   ------------   ------------

Net interest income after provision for loan losses       4,446,472      3,367,078      9,134,550      6,232,763
                                                       ------------   ------------   ------------   ------------
Other income
  Service charges and other fees on deposit accounts        420,842        252,710        731,912         474,836
  Net gains on sales of loans                                     -        123,523              -         123,523
  Net (losses) gains on sales of investments                      -              -              -         (5,993)
  Commissions                                                16,431         61,487         51,060         59,557
  Other                                                     214,404        128,359        250,825        233,000
                                                       ------------   ------------   ------------   ------------
      Total other income                                    651,677        566,079      1,033,797        884,923

Other expenses
  Salaries, wages and employee benefits                   1,826,911      1,478,466      3,688,810      2,705,978
  Premises and equipment                                  1,155,016        709,420      1,948,120      1,291,600
  Occupancy                                                 456,319        297,841        963,460        558,121
  Professional services                                     117,836         79,265        276,091        163,444
  Marketing                                                 196,582        325,453        358,330        398,891
  Other                                                     267,919         88,885        527,758        271,361
                                                       ------------   ------------   ------------   ------------
      Total other expenses                                4,020,583      2,979,330      7,762,569      5,389,395

      Income before income tax expense                    1,077,566        953,827      2,405,778      1,728,291
                                                       ------------   ------------   ------------   ------------

Income tax expense                                          350,573        334,410        843,151        599,882
                                                       ------------   ------------   ------------   ------------

      Net income                                       $    726,993   $    619,417   $  1,562,627   $  1,128,409
                                                       ============   ============   ============   ============

Per share of common stock

      Basic earnings per share                         $       0.22            N/M   $       0.48            N/M
                                                       ============   ============   ============   ============

      Diluted earnings per share                       $       0.22            N/M   $       0.48            N/M
                                                       ============   ============   ============   ============

      Basic weighted average shares outstanding           3,234,866            N/M      3,233,946            N/M
                                                       ============   ============   ============   ============

      Diluted weighted average shares outstanding         3,236,289            N/M      3,234,668            N/M
                                                       ============   ============   ============   ============

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income

                                                  For the six months ended                 For the six months ended
                                                       June 30, 2003                             June 30, 2002
                                           -------------------------------------    -------------------------------------
                                              Before       Tax           Net of          Before       Tax        Net of
                                               tax      (expense)         tax             tax       (expense)      tax
                                              amount      benefit        amount          amount      benefit     amount
                                              ------      -------        ------          ------      -------     ------
Unrealized gains on investment securities:

Unrealized holding gains arising
  during period                              $ 156,704  $ (66,980)       $ 89,724       $587,643   $ (229,393)  $ 358,250

Less reclassification adjustment for
  losses realized in net income                      -          -               -         (6,250)       2,250      (4,000)
                                             ---------   --------        --------       --------   ----------   ---------

Other comprehensive income, net              $ 156,704   $(66,980)       $ 89,724       $581,393   $ (227,143)  $ 354,250
                                             =========   ========        ========       ========   ==========   =========


                         SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                    Consolidated Statement of Changes In Stockholders' Equity
                             for the six months ended June 30, 2003

                                                                                                   Treasury
                                  Common Stock    Additional                           Unearned      Stock    Unrealized
                               Shares              Paid-in    Retained     Unearned  Compensation  acquired      Gain
                               Issued  Par Value   capital    Earnings       ESOP        RSP      for the RSP    (Loss)       Total
                             --------- --------  ----------- ----------- ----------- ------------ ----------- ----------- ----------
BALANCE AT DECEMBER 31, 2002 3,344,252 $334,425  $13,643,090 $24,446,145 $(1,125,007)                      -  $573,496  $37,872,149
  (Audited)

Net Income for the six
  months ended June 30,
  2003 (unaudited)                                             1,562,627                                                  1,562,627

Other comprehensive income
  (loss), net of
  reclassification
  adjustment and taxes                                                                                          89,724       89,724
------------------------------------------------------------------------------------------------------------------------------------

       Total comprehensive income                                                                                         1,652,351
------------------------------------------------------------------------------------------------------------------------------------

Common stock held by ESOP
  committed to be released
  (5,818 shares) (unaudited)                          54,822                  58,190                                        113,012

Common stock awarded through                       1,190,385                           (1,190,385)                                -
  RSP plan (56,685 shares)
  (unaudited)

Compensation recognized under
  RSP plan (unaudited)                                                                     59,661                            59,661

Common stock held by RSP
  (5,000 shares) (unaudited)                                                                        (102,809)              (102,809)
                             --------- --------  ----------- ----------- -----------  -----------  ---------  --------  -----------

BALANCE AT JUNE 30, 2003     3,344,252 $334,425  $14,888,297 $26,008,772 $(1,066,817) $(1,130,724) $(102,809) $663,220  $39,594,364
  (unaudited)                ========= ========  =========== =========== ===========  ===========  =========  ========  ===========

                                       4

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                     For the six months ended
                                                                              June 30,
                                                                         2003            2002
                                                                    ------------    ------------
                                                                     (unaudited)     (unaudited)
Operating activities
Net income                                                        $  1,562,617    $  1,128,409
Adjustments to reconcile net income to net cash
  provided by operating activities
  Depreciation and amortization                                          755,567         387,691
  Provision for loan losses                                              470,140         550,917
  Deferred income taxes                                                   48,344              12
  Amortization of deferred loan fees                                      29,864          62,671
  Amortization of premiums on investment securities                      747,459         118,730
  Net loss on sale of investment securities                                    -           6,250
  Gain on sale of loans                                                        -        (123,523)
  Release of ESOP shares                                                 113,011               -
  Compensation under RSP plan                                             59,661               -
  Increase in accrued interest receivable                               (375,477)       (377,029)
  (Increase) decrease in other assets                                 (1,769,878)         58,925
  (Decrease) in other liabilities                                       (170,478)        (63,074)
  Increase in cash surrender value of officer life insurance            (140,406)        (58,877)
  (Decrease) in accrued interest payable on advances                     (49,564)        (16,810)
                                                                    ------------    ------------

                Net cash provided by operating activities              1,280,590       1,674,292
                                                                    ------------    ------------

Investing activities
  Purchase of investment securities held to maturity                 (10,650,469)        (10,950)
  Purchase of investment securities available for sale               (67,660,757)    (19,978,937)
  Maturity and principal repayments of investment securities
    held to maturity                                                   9,422,240               -
  Maturity and principal repayments of investment securities
    available for sale                                                22,747,649      13,110,080
  Purchase of property and equipment                                    (933,809)     (2,390,771)
  Purchase of FHLB Stock                                              (1,903,900)     (1,300,000)
  Proceeds from sale of investment securities available for sale               -       2,025,625
  Loan originations, net of principal repayments                     (34,649,230)    (57,642,720)
  Purchase of loans                                                            -     (13,716,682)
  Proceeds from sale of loans                                                  -       5,322,426
  Cash consideration paid to acquire First Bank Central Jersey        (2,269,463)              -
  Cash and equivalents acquired from First Bank Central Jersey         7,773,021               -
                                                                    ------------    ------------

                Net cash used in investing activities                (78,124,719)    (74,581,929)
                                                                    ------------    ------------

Financing activities
  Net increase in deposits                                            37,019,389      51,921,857
  Net advances from Federal Home Loan Bank of New York                38,745,926      20,700,000
  Increase in advance payments by borrowers for taxes
    and insurance                                                        192,393         403,655
  Purchase of treasury stock for the RSP                                (102,809)              -
                                                                    ------------    ------------

                Net cash provided by financing activities             75,854,899      73,025,512
                                                                    ------------    ------------

                Net increase (decrease) in cash and cash equivalents    (989,230)        117,875

Cash and cash equivalents at beginning of year                         7,886,228       3,707,504
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $  6,896,998    $  3,825,379
                                                                    ============    ============

Supplemental disclosure of cash flow information
    Cash paid during the year for income taxes                      $    907,000    $    719,939
                                                                    ============    ============

    Interest paid on deposits and borrowed funds                    $  5,129,592    $  4,130,264
                                                                    ============    ============

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (unaudited)


1. BASIS OF PRESENTATION

The unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year or any other period.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during any period are weighted for the portion of the period that they were outstanding.

In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes all 1,889,502 shares issued to Synergy, MHC. Also included are the ESOP shares previously allocated to participants and shares committed to be released for the allocation to participants and RSP shares which have vested or have been alocated to participants. ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

3. STOCK BASED COMPENSATION

At the annual meeting held on April 22, 2003, the stockholders of Synergy Financial Group, Inc. (the "Company") approved the Company's 2003 Stock Option Plan and the 2003 Restricted Stock Plan. A total of 165,746 and 66,297 shares of common stock have been made available for granting under the Stock Option and Restricted Stock Plans, respectively. During the quarter, the Company granted 165,746 options to purchase common shares of the Company and issued 56,685 shares of restricted stock. Prior to April 22, 2003, the Company did not have a Stock Option Plan or a Restricted Stock Plan.

The Company's stock option plan and the restricted stock plan are accounted for in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", and released Interpretations. Accordingly, no compensation expense has been recognized for the stock option plan. Expense for the restricted stock plan in the amount of the fair value of the common stock at the date of grant is recognized ratable over the vesting period.

Had an expense for the Company's stock option plan been determined based on the fair value at the grant date for the Company's stock options consistent with the method outline in Statement of Financial Accounting Standards (SFAS) No. 123, the Company's net income and earnings per share for all expenses related to stock options and stock granted in our restricted stock plan would have been reduced to the pro forma amounts that follow.

                  SYNERGY FINANCIAL GROUP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued
                                   (unaudited)

                                                                For the six months ended
                                                                     June 30, 2003
                                                            -------------------------------------
                                                           (in thousands, except per share date)
Net income, as reported                                                  $1,563
Add:  Expense recognized for the restricted stock  plan,
      net of related tax effect                                              36
Less: total stock option and restricted stock plan
      expense, determined under the fair value method, net of
      related tax effect                                                    (84)
                                                                         ------
Pro forma net income                                                     $1,517
                                                                         ======

Basic earnings per share                                    As reported    0.48
                                                            Pro forma      0.47

Diluted earnings per share                                  As reported    0.48
                                                            Pro forma      0.47

The fair value of each option grant is estimated on the date of grant using the Black-Scholes options price model with the following weighted average assumptions used for grants in 2003: dividend yield of 0.00%; expected volatility of 29.44 %; risk-free interest rate of 3.01% and expected life of 5 years.

4. GOODWILL AND INTANGIBLE ASSETS

The Company accounts for goodwill and intangible assets acquired in a business combination in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142 goodwill is not amortized; instead, the carrying value of goodwill is evaluated for impairment on an annual basis. Identifiable intangible assets are amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued
                                   (unaudited)

5.       ACQUISITIONS

On January 10, 2003, Synergy Bank (the "Bank"), a wholly-owned subsidiary, acquired all of the net assets of First Bank of Central Jersey for a cash purchase price of approximately $2.1 million. This transaction was accounted for under the purchase method of accounting. The acquisition resulted in the recording of approximately $42,000 of goodwill and approximately $668,000 of core deposit intangible, which is being amortized over 8 years.

6. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. Earnings per share information for the periods ended June 30, 2002 are not presented, as it is not meaningful.

                                    For the three months ended June 30, 2003
                                ------------------------------------------------
                                 Income       Shares         Per         Income
                                                         Share Amount
                                -----------   ---------  ------------ ----------
Net income                      $  726,993                              $619,417
                                ----------                            ----------
Basic earnings per share:
Income available to common      $  726,993    3,234,866     $    0.22   $619,417
stockholders                    ----------    ---------     ---------   --------
Effect of dilutive common
stock equivalents                                 1,423
                                                  -----

Diluted earnings per share:
Income available to common      $  726,993    3,236,289     $    0.22   $619,417
stockholders                    ----------    ---------     --------- ----------



                                    For the six months ended June 30, 2003
                                ------------------------------------------------
                                 Income       Shares         Per         Income
                                                         Share Amount
                                -----------  ----------- ------------ ----------
Net income                      $1,562,627                            $1,128,409
                                ----------                            ----------
Basic earnings per share:
Income available to common      $1,562,627    3,233,946     $    0.48 $1,128,409
stockholders                    ----------    ---------     --------- ----------
Effect of dilutive common
stock equivalents                                   722
                                                    ---

Diluted earnings per share:
Income available to common      $1,562,627    3,234,668     $    0.48 $1,128,409
stockholders                    ----------    ---------     --------- ----------

7. RECENTLY ISSUED ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the Financial Accounting Standards Board (FASB) on certain FASB Staff Implementation Issues. Statement No. 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

The Company adopted FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. At June 30, 2003, the Company was not contingently liable for any financial and performance letters of credit. It is the Bank's practice to generally hold collateral and/or obtain personal guarantees supporting any outstanding letter of credit commitments. In the event that the Bank is required to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities").

Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate FIN 46 to have a material impact on its consolidated financial position and results of operations.

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

Income Taxes
------------
Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that the Company may be unable to realize all or part of the net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of net deferred tax asset to the expected realizable amount.
General

Management's discussion and analysis of financial condition and results of operations is intended to provide assistance in understanding the Company's consolidated financial condition and results of operations. The information in this section should be read with the consolidated interim financial statements and the notes thereto included in this Form 10-QSB.

The Company's results of operations are primarily dependent on its net interest income. Net interest income is a function of the balances of interest earning assets outstanding in any one period, the yields earned on those assets and the interest paid on deposits and borrowed funds that were outstanding in that same period. To a lesser extent, results of operations are also affected by the relative levels of non-interest income and operating expenses. Non-interest income consists primarily of fees and service charges, and to a lesser extent, gains (losses) on the sale of loans and investments. The operating expenses consist primarily of employee compensation and benefits, occupancy and equipment expenses, data processing costs, marketing costs, professional fees, office supplies, telephone and postage costs. Results of operations are also significantly impacted by the amount of provisions for loan losses which, in turn, are dependent upon, among other things, the size and makeup of the loan portfolio, loan quality and loan trends.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Assets. Total assets increased $130.1 million, or 30.2%, to $561.4 million at June 30, 2003 from $431.3 million at December 31, 2002. The increase in total assets resulted primarily from a $67.9 million increase in investment securities and a $56.8 million increase in net loans receivable. The increase in investment securities was a direct allocation of available funds and borrowings as well as securities acquired from the First Bank of Central Jersey acquisition. In addition, the increase in loans was also a result of acquiring $21.3 million in loans from First Bank of Central Jersey, which were adjusted to reflect their fair market value. These credits were predominantly commercial and non-residential mortgage loans.

For the six-month period ended June 30, 2003, the Bank originated approximately $119.7 million in loans compared with $102.6 million for the corresponding 2002 period. These originations were primarily concentrated in mortgages loans, auto loans, home equity loans, and multifamily and nonresidential mortgages. The low market interest rate environment in 2002 and the first six months of 2003 accelerated our loan originations due to increased loan refinancing.

The outstanding balances in auto loans, home equity loans, and multifamily and nonresidential mortgage loans increased by $25.3 million, $13.3 million and $12.7 million, respectively, over December 31, 2002 balances. First mortgage loans decreased by $3.4 million, as a result of an increase in prepayments and refinancing during this same period. Auto loans increased due to increased loan refinancing activity. Home equity loans increased due to continued low interest rates resulting in an increased volume of refinancing activity, as well as promotional efforts aimed at increasing the proportion of these credits to our total loan portfolio. Commercial loans also increased by $5.9 million over the last six months as a direct result of our acquisition of First Bank of Central Jersey.

Liabilities. Total liabilities increased $128.4 million, or 32.6%, to $521.8 million at June 30, 2003 from $393.4 million at December 31, 2002. The increase in total liabilities resulted primarily from an increase of $89.3 million in deposits, of which $35 million was in core deposits. Approximately $52.2 million or 58.5% of the deposit growth was a result of the acquisition of First Bank of Central Jersey. The majority of the deposit growth consisted of an increase in certificates of deposit, with terms predominantly in excess of one year, which were offered at competitive rates to lock in prevailing low interest rates. Total Federal Home Loan Bank ("FHLB") advances increased by $38.7 million or 106.3% over the December 31, 2002 balance. The increase in FHLB advances was to fund both the purchase of investment securities and the origination of loans during this period. It is projected that the deposit flow from existing and new branches will be used to fund our loan demand and pay down the FHLB advances.

Equity. Total equity increased $1.7 million to $39.6 million at June 30, 2003 from $37.9 million at December 31, 2002. This increase is primarily attributable to $1.6 million in net income for the six months ended June 30, 2003 and an increase of $89,724 in accumulated other comprehensive income, net of tax.

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2003 and
2002

Net Income. Net income increased by $108,000 to $727,000, for the three months ended June 30, 2003 compared to $619,000 for the same period in 2002, a 17.4% increase. The increase was primarily attributable to a $1.1 million increase in net interest income and an $86,000 increase in total other income, offset by a $1.0 million increase in total other expenses and a $16,000 increase in income tax expense as a result of higher taxable income.

Net Interest Income. Net interest income grew $1.1 million, or 31.6%, for the three months ended June 30, 2003 compared to the same period in 2002. Total interest income increased by $1.6 million to $7.4 million for the three months ended June 30, 2003, while total interest expense increased by $480,000 to approximately $2.6 million for the three months ended June 30, 2003.

The 28.2% increase in total interest income was primarily due to a $162.7 million, or 48.4%, increase in the average balance of interest-earning assets, offset by a 99 basis point decrease in the average yield earned on these investments. The increase in interest-earning assets was a direct result of management's strategy of combining organic growth with an external acquisition. The average balance of interest-earning loans increased by $84.9 million, to $358 million, or 31.1% over last year's comparable period. The decrease in the average yield was primarily attributable to lower market interest rates throughout the last twelve months.

The 22.5% increase in total interest expense resulted primarily from a 50.1% increase in the average balance of interest-bearing liabilities, offset by a 48 basis point decrease in the average cost of these funds. The increase in the average balance of interest-bearing liabilities reflects organic growth as well as the acquisition of First Bank of Central Jersey during the first-quarter of 2003. More specifically, the average balance of both certificates of deposit and core deposits increased by $107.3 million and $48.3 million, respectively. Total deposits acquired from First Bank of Central Jersey totaled $52.2 million. Further, the average balance of interest-costing liabilities reflects an increased level of borrowings, with the average balance increasing by $8.3 million for this period. The decrease in the average cost of interest-bearing liabilities is primarily attributable to lower market rates during this time horizon, as well as the acquisition of core deposits from First Bank of Central Jersey.

Provision for Loan Losses. The Bank maintains an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent loan losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time. Management allocates the allowance to various categories based on its classified assets, historical loan loss experience, and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's estimation did not change either in estimation method or assumptions during either period. The credits acquired from First Bank of Central Jersey were recorded at fair market value at the time of acquisition based on an independent valuation performed by a third party of the inherent risk of each type of credit acquired.

The provision for loan losses was $353,000 for the quarter ended June 30, 2003, compared to $280,965 for the same period in 2002. The increase in the provision was made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date. The allowance for loan losses was $3 million at June 30, 2003 compared to $1.9 million at June 30, 2002. The allowance represented 0.79% of total loans outstanding without recourse as of June 30, 2003 compared to 0.66% at June 30, 2002.

The Bank experienced an increase in charge-offs as a direct result of the purchase and the acquisition of indirect auto loans from First Bank of Central Jersey. During the first six months of 2003 net charge-offs were $524,000 as compared to $8,000 for the same period last year. However, the balance of this indirect auto loan portfolio is steadily decreasing through regular principal amortization and the Bank is maintaining a higher percentage of valuation allowances against these higher risk credits. These credits are closely monitored through an in-house collection process as well as within the Asset Liability Committee. However, there can be no assurance that the Bank will not recognize additional future losses on its indirect auto loan portfolio.

Other Income. Other income, which is primarily composed of deposit account fees, ATM fees, loan fees, service charges and a bank-owned life insurance policy, increased by $86,000, to $652,000, for the three months ended June 30, 2003 from $566,000 reported during the same period in 2002. Excluding the $124,000 gain on sale of loans recognized during the second-quarter of last year, the increase over the comparable period is $209,000. The increase is primarily due to a $168,000 increase in fees and charges associated with an expanding account base and a $132,000 increase in the cash surrender value of bank-owned life insurance policy, offset by a $45,000 decrease in commission fees.

Other Expenses. Other expenses increased to $4.0 million for the three months ended June 30, 2003, a $1 million increase when compared to the same period in 2002. The increase resulted primarily from higher operating expenses associated with six additional full service branch offices opened in 2002 and the acquisition of two full service branches in 2003 from the First Bank of Central Jersey transaction. This included total salary compensation and office premises expenses increases of $348,000 and $446,000, respectively.

Historically, the Bank has had a high level of operating expense because of the large number of branch offices relative to its asset size. In future periods, management anticipates a similar impact on future earnings resulting from the continued expected expansion of the Bank's branch office network consistent with implementation of the Company's strategic plan.

During the 2003 period, the Company also absorbed increased expenses not present in the 2002 period associated with being a public company, such as periodic reporting, annual stockholder meetings, retention of a transfer agent and professional fees associated with complying with the mandated requirements of the Sarbanes-Oxley Act, as well as management of an employee stock ownership plan.

Income Tax Expense. Income tax expense increased by $16,000 for the three months ended June 30, 2003 compared to same period in 2002, reflecting higher taxable income for the 2003 period.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and 2002

Net Income. Net income increased by $434,000 to $1.6 million for the six months ended June 30,2003 compared to $1.1 million for the same period in 2002, a 38.5% increase. The increase was primarily attributable to a $2.8 million increase in net interest income and a $149,000 increase in total other income, offset by a $2.4 million increase in total other expenses and a $243,000 increase in income tax expense as a result of higher taxable income.

Net Interest Income. Net interest income grew $2.8 million, or 41.6%, for the six months ended June 30, 2003 compared to the same period in 2002. Total interest income increased by $4.0 million, to $15.0 million, for the six months ended June 30, 2003, while total interest expense increased by $1.2 million, to $5.3 million, for the six months ended June 30, 2003.

The 36.9% increase in total interest income was primarily due to a $162.0 million, or 50.3%, increase in the average balance of interest-earning assets, offset by a 60 basis point decrease in the average yield earned on these investments. The increase in interest-earning assets was a direct result of management's strategy of combining organic growth with an external acquisition. The average balance of interest earning loans increased by $89.6 million to $350.8 million, or 34.3% over last year's comparable period. The decrease in the average yield was primarily attributable to lower market interest rates during the 2003 period.

The 29.2% increase in total interest expense resulted primarily from a 46.9% increase in the average balance of interest-bearing liabilities, offset by a 31 basis point decrease in the average cost of these funds. The increase in the average balance of interest-bearing liabilities during this period reflects organic growth as well as the acquisition of First Bank of Central Jersey in the first-quarter of 2003. More specifically, the average balance of both certificates of deposit and core deposits increased by $100.2 million and $36.9 million, respectively. As previously discussed, deposits acquired from First Bank of Central Jersey totaled $52.2 million. Further, the average balance of interest-bearing liabilities reflects an increased level of borrowings, with the average balance increasing by $12.5 million for this period. The decrease in the average cost of interest-bearing liabilities is primarily attributable to lower market yields during this time period, as well as the acquisition of core deposits from First Bank of Central Jersey.

Provision for Loan Losses. The Bank maintains an allowance for loan losses through provisions for loan losses that are charged to earnings. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent loan losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as internal analysis of credit quality, general levels of loan delinquencies, collateral values, the Bank's historical loan loss experience, changes in loan concentrations by loan category, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time.

Management allocates the allowance to various categories based on its classified assets, historical loan loss experience, and its assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. Management's estimation did not change either in estimation method or assumptions during either period. The credits acquired from First Bank of Central Jersey were recorded at fair market value at the time of acquisition based on an independent valuation performed by a third party of the inherent risk of each type of credit acquired.

The provision for loan losses was $470,140 for the six months ended June 30, 2003, compared to $550,917 for the same period in 2002. The decrease in the provision reflects our present level of allowance requirements based on our credit risk exposure utilizing the above noted allowance for loan and lease methodologies. The allowance for loan losses was $3.0 million at June 30, 2003 compared to $1.9 million at June 30, 2002. The allowance represented 0.79% of total loans outstanding without recourse as of June 30, 2003 compared to 0.66% at June 30, 2002.

As previously noted, the Bank experienced an increase in charge-offs as a direct result of the purchase and the acquisition of indirect auto loans from First Bank of Central Jersey. It had net charge-offs of $524,000 during the first six months of 2003 as compared to $8,000 for the same period last year. However, the balance of this indirect auto loan portfolio is steadily decreasing through regular principal amortization and the Bank is maintaining a higher percentage of valuation allowances against these higher risk credits. These credits are closely monitored through an in-house collection process as well as within the Asset Liability Committee. However, there can be no assurance that the Bank will not recognize additional future losses on its indirect auto loan portfolio.

Other Income. Other income, which is primarily composed of deposit account fees, ATM fees, loan fees, service charges and a bank-owned life insurance policy, increased by $149,000, to $1.034 million, for the six months ended June 30, 2003 from $885,000 reported during the same period in 2002. Excluding a net gain from the sale of assets of $118,000 during the comparable period last year, other income increased $267,000 primarily due an increase in other service charges.

Other Expenses. Other expenses increased by $2.4 million, to $7.8 million, for the six months ended June 30, 2003, when compared to the same period in 2002. The increase resulted mostly from higher operating expenses associated with six additional full service branch offices opened in 2002 and the acquisition of two full service branches in 2003 from the First Bank of Central Jersey transaction. This included total salary compensation and office premises expenses increases of $983,000 and $657,000, respectively.

Income Tax Expense. Income tax expense increased by $243,000 for the six months ended June 30, 2003 compared to the same period in 2002, reflecting higher taxable income for the 2003 period.

Regulatory Capital Requirements

The Bank is subject to federal regulations that impose certain minimum capital requirements. Quantitative measures, established by regulation to ensure capital adequacy, require the Bank to maintain amounts and ratios of tangible and core capital to adjusted total assets and of total risk-based capital to risk-weighted assets. On June 30, 2003, the Bank was in compliance with all of its regulatory capital requirements.

Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standard (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the Financial Accounting Standards Board (FASB) on certain FASB Staff Implementation Issues. Statement No. 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company's financial position or results of operations.

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150. As a result, management does not anticipate the adoption of SFAS No. 150 to have a material impact on the Company's financial position or results of operations.

The Company adopted FASB Interpretation ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others, on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. Financial letters of credit require the Company to make payment if the customer's financial condition deteriorates, as defined in the agreements. Performance letters of credit require the Company to make payments if the customer fails to perform certain non-financial contractual obligations. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002. At June 30, 2003, the Company was not contingently liable for any financial and performance letters of credit. It is the Bank's practice to generally hold collateral and/or obtain personal guarantees supporting any outstanding letter of credit commitments. In the event that the Bank is required. to fulfill its contingent liability under a standby letter of credit, it could liquidate the collateral held, if any, and enforce the personal guarantee(s) held, if any, to recover all or a portion of the amount paid under the letter of credit.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities. FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements," for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not anticipate FIN 46 to have a material impact on its consolidated financial position and results of operations.

                         Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  Based on their evaluation
    ------------------------------------------------
of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company's principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-QSB, such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal  control over  financial  reporting.  During the quarter
    -------------------------------------------------------
under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at June 30, 2003 that would have a material effect on the Company's operations or income.

Item 2. Changes in Securities and Use of Proceeds.
        -----------------------------------------

         None.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         None.

Item 5. Other Information.
        -----------------

The Company held its 2003 Annual Meeting of Stockholders on April 22, 2003. At the meeting, stockholders approved the Company's 2003 Stock Option Plan and the 2003 Restricted Stock Plan. Stockholders also re-elected Nancy A. Davis, John S. Fiore and W. Phillip Scott as directors, each for a term of three (3) years, and ratified the appointment of Grant Thornton LLP as the Company's independent auditor for the fiscal year ending December 31, 2003.


Item 6. Exhibits and Reports on Form 8-K.
        --------------------------------

       a) Exhibits:

               31.1 Certification  pursuant to ss.302 of the  Sarbanes-Oxley Act of 2002.
               31.2 Certification  pursuant to ss.302 of the  Sarbanes-Oxley Act of 2002.

               32.1 Certification  pursuant  to  18  U.S.C.ss.1350,  as  adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

       b) Reports on Form 8-K:

          During the quarter ended June 30, 2003, the Company filed a Report on Form 8-K dated April 23, 2003 to report consolidated earnings for the first-quarter ended March 31, 2003 and a Report on Form 8-K dated June 4, 2003 announcing that it intends to initiate a repurchase of up to 56,685 shares of its stock in the open market in accordance with its 2003 Restricted Stock Plan.

                                   SIGNATURES


          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SYNERGY FINANCIAL GROUP, INC.



Date: August 14, 2003                 By:  /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/John S. Fiore                            /s/Ralph A. Fernandez
-------------------------------------       ------------------------------------------
John S. Fiore                               Ralph A. Fernandez
President and Chief Executive Officer       Vice President and Chief Financial Officer
(Principal Executive Officer)               (Principal Financial and Accounting Officer)

Date: August 14, 2003                       Date: August 14, 2003

