Form 10QSB
period 2003-09-30
SYNERGY FINANCIAL GROUP INC
filed 2003-11-14
CIK 1174258

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:   September 30, 2003
                                       ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to ________

                           SEC File Number: 000-49980


                          SYNERGY FINANCIAL GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            United States                                      22-3798671
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

310 North Avenue East, Cranford, New Jersey                      07016
---------------------------------------------                 -----------
  (Address of principal executive offices)                    (Zip Code)

                                 (800) 693-3838
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Check whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes  X    No
                      ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares outstanding of common stock as of October 31, 2003:

$0.10 Par Value Common Stock                      3,344,252
----------------------------              --------------------------------
                   Class                      Shares Outstanding

            Transitional Small Business Disclosure Format (check one)
                       Yes       No  X
                           ---      ---

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I   FINANCIAL INFORMATION
------   ---------------------
Item 1.    Financial Statements

           Consolidated Statements of Financial Condition as of September 30, 2003 (unaudited), and December 31, 2002 (audited)..................................................................1

           Consolidated Statements of Income for the three and nine months ended September 30, 2003 and 2002 (unaudited).............................................................................2

           Consolidated Statements of Comprehensive Income for the three and nine months ended
               September 30, 2003 and 2002 (unaudited)............................................................3

           Consolidated Statement of Changes in Stockholders' Equity for the nine months ended
                 September 30, 2003 (unaudited)...................................................................4

           Consolidated  Statements  of Cash  Flows  for the nine  months  ended
                 September 30, 2003 and 2002 (unaudited)..........................................................5

           Notes to Consolidated Financial Statements (unaudited).................................................6

Item 2.    Managements' Discussion and Analysis of Financial
                Condition and Results of Operations...............................................................9

Item 3.    Controls and Procedures...............................................................................13


PART II           OTHER INFORMATION
-------           -----------------

Item 1.     Legal Proceedings....................................................................................14

Item 2.     Changes in Securities and Use of Proceeds............................................................14

Item 3.     Defaults Upon Senior Securities......................................................................14

Item 4.     Submission of Matters to a Vote of Security-Holders..................................................14

Item 5.     Other Information....................................................................................14

Item 6.     Exhibits and Reports on Form 8-K.....................................................................15

Signatures.......................................................................................................16


                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Financial Condition
                              Dollars in thousands

                                                                 September 30,  December 31,
                                                                      2003         2002
                                                                  (unaudited)    (audited)
                                                                  -----------    ---------
          ASSETS

Cash and amounts due from banks                                     $   3,912    $   3,064
Interest-bearing deposits with banks                                    3,905        4,822
                                                                    ---------    ---------

Cash and cash equivalents                                               7,817        7,886

Investment securities available for sale, at fair value               122,318       62,303
Investment securities held to maturity (fair value of $30,522,000
    and $17,689,000, respectively)                                     30,565       17,407
Federal Home Loan Bank of New York stock, at cost                       4,470        1,856
Mortgage loans held-for-sale                                                -            -
Loans receivable, net                                                 399,036      319,423
Accrued interest receivable                                             1,971        1,533
Property and equipment, net                                            17,804       17,647
Cash surrender value of officer life insurance                          2,254        2,110
Other assets                                                            5,052        1,110
                                                                    ---------    ---------

          Total assets                                              $ 591,287    $ 431,275
                                                                    =========    =========

          LIABILITIES
Deposits                                                            $ 463,135    $ 354,141
Federal Home Loan Bank of New York advances                            83,931       36,456
Advance payments by borrowers for taxes and insurance                   1,329        1,414
Accrued interest payable                                                  119          165
Other liabilities                                                       3,512        1,227
                                                                    ---------    ---------

          Total liabilities                                           552,026      393,403
                                                                    ---------    ---------

Commitments and contingencies                                               -            -

          STOCKHOLDERS' EQUITY

Preferred stock; $0.10 par value, 2,000,000 shares authorized;
    issued and outstanding - none                                           -            -
Common stock; $0.10 par value, 18,000,000 shares authorized;
    issued September 30, 2003 - 3,344,252 (unaudited);
    December 31, 2002 - 3,344,252                                         334          334
Additional paid-in capital                                             14,933       13,644
Retained earnings                                                      26,748       24,446
Unearned ESOP shares                                                   (1,038)      (1,125)
Unearned RSP compensation                                              (1,071)           -
Treasury stock acquired for the RSP                                      (103)           -
Accumulated other comprehensive income (loss), net of taxes              (542)         573
                                                                    ---------    ---------

          Total stockholders' equity                                   39,261       37,872
                                                                    ---------    ---------

Total liabilities and stockholders' equity                          $ 591,287    $ 431,275
                                                                    =========    =========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                              Dollars in thousands

                                                            For the quarter ended      For the nine months ended
                                                                September 30,               September 30,
                                                          -------------------------    -------------------------
                                                              2003          2002           2003          2002
                                                          (unaudited)   (unaudited)    (unaudited)   (unaudited)
                                                          -----------   -----------    -----------   ----------
Interest income:
    Loans, including fees                                $     6,371   $     5,333    $    18,915   $    14,713
    Investment securities                                        882           681          3,157         2,239
    Other                                                         11            32            119            85
                                                         -----------   -----------    -----------   -----------
          Total interest income                                7,264         6,046         22,191        17,037
                                                         -----------   -----------    -----------   -----------
Interest expense:
    Deposits                                                   2,288         1,998          6,785         5,243
Borrowed funds
    Borrowed funds                                               441           462          1,266         1,335
                                                         -----------   -----------    -----------   -----------
          Total interest expense                               2,729         2,460          8,051         6,578


Net interest income before provision for loan losses           4,535         3,586         14,140        10,459
                                                         -----------   -----------    -----------   -----------

Provision for loan losses                                        253           209            723           760
                                                         -----------   -----------    -----------   -----------

Net interest income after provision for loan losses            4,282         3,377         13,417         9,699
                                                         -----------   -----------    -----------   -----------
Other income:
    Service charges and other fees on deposit accounts           480           318          1,212           793
    Net gains (losses) on sales of loans                          18            (6)            18           118
    Net gains (losses) on sales of investments                   148             -            148            (6)
    Commissions                                                   38            27             89            87
       Other                                                      68           132            319           275
                                                         -----------   -----------    -----------   -----------
       Total other income                                        752           471          1,786         1,267
                                                         -----------   -----------    -----------   -----------
Other expenses:
    Salaries, wages and employee benefits                      2,021         1,669          5,710         4,376
    Premises and equipment                                       903           625          2,851         1,917
    Occupancy                                                    458           353          1,422           911
    Professional services                                         86            95            362           258
    Marketing                                                    226           148            584           547
    Other                                                        105           184            633           455
                                                         -----------   -----------    -----------   -----------
       Total other expenses                                    3,799         3,074         11,562         8,464
                                                         -----------   -----------    -----------   -----------

       Income before income tax expense                        1,235           774          3,641         2,502
                                                         -----------   -----------    -----------   -----------

Income tax expense                                               496           325          1,339           925
                                                         -----------   -----------    -----------   -----------

          Net income                                     $       739   $       449    $     2,302   $     1,577
                                                         ===========   ===========    ===========   ===========
Per share of common stock:

    Basic and diluted earnings                           $      0.23   $       N/M    $      0.71   $       N/M
                                                         ===========   ===========    ===========   ===========
    Basic weighted average shares outstanding              3,234,025                    3,234,116
                                                         ===========                  ===========
    Diluted weighted average shares outstanding            3,266,038                    3,239,900
                                                         ===========                  ===========

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                 Consolidated Statements of Comprehensive Income
                              Dollars in thousands



                                                 For the nine months ended                 For the nine months ended
                                                     September 30, 2003                       September 30, 2002
                                           -------------------------------------       ------------------------------------
                                             Before         Tax          Net of          Before        Tax         Net of
                                              tax        (expense)         tax            tax        (expense)      tax
                                             amount       benefit        amount          amount       benefit      amount
                                             ------       -------        ------          ------       -------      ------
Unrealized gains on investment securities:

Unrealized holding (losses) gains            $(2,006)  $     801       $ (1,205)           $587       $ (230)      $ 358
arising during period

Less  reclassification  adjustment for
gains (losses) realized in net income            148         (58)            90              (6)           2          (4)
                                             -------   ---------       --------            ----       ------       -----
Other comprehensive (loss) income, net       $(1,858)  $     743       $ (1,115)           $581       $ (227)      $ 354
                                             =======   =========       ========            ====       ======       =====

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes In Stockholders' Equity
                  for the nine months ended September 30, 2003
                              Dollars in thousands
                                   (Unaudited)

                                                                                                      Treasury
                                                                                                       Stock
                                     Common Stock     Additional                           Unearned   acquired  Unrealized
                                Shares        Par       Paid-in     Retained   Unearned  Compensation   for       Gain/
                                Issued        Value     Capital     Earnings     ESOP        RSP      the RSP     (Loss)      Total
                                ---------      ----     -------     -------     -------    -------     ------      -----    -------
TOTAL EQUITY CAPITAL:           3,344,252      $334     $13,644     $24,446     $(1,125)                    -       $573    $37,872
DECEMBER 31, 2002

Net Income for the
nine months ended
September 30, 2003
(unaudited)                                                           2,302                                                   2,302

Other comprehensive
income, net of
reclassification
adjustment and taxes                                                                                              (1,115)    (1,115)
                                ---------      ----     -------     -------     -------    -------     ------      -----    -------
Total comprehensive income                                                                                                    1,187
                                ---------      ----     -------     -------     -------    -------     ------      -----    -------

Common stock held by ESOP
committed to be released
(8,727 shares) (unaudited)                                   99                      87                                         186

Common stock awarded through
RSP plan (56,685 shares)
(unaudited)                                               1,190                             (1,190)                               -

Compensation recognized under
RSP plan (unaudited)                                                                           119                               119

Common stock held by RSP
(5,000 shares) (unaudited)                                                                               (103)                 (103)
                                ---------      ----     -------     -------     -------    -------     ------      -----    -------
TOTAL EQUITY CAPITAL:
SEPTEMBER 30, 2003 (Unaudited)  3,344,252      $334     $14,933     $26,748     $(1,038)   $(1,071)    $ (103)     $(542)   $39,261
                                =========      ====     =======     =======     =======    =======     ======      =====    =======

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                              Dollars in thousands

                                                                                    For the nine months ended
                                                                                          September 30,
                                                                                     ------------------------
                                                                                         2003         2002
                                                                                      ---------    ---------
                                                                                      (unaudited)  (unaudited)
Operating activities
    Net income                                                                        $   2,302    $   1,577
    Adjustments to reconcile net income to net cash
          provided by operating activities:
       Depreciation and amortization                                                      1,162          647
       Provision for loan losses                                                            723          760
       Deferred income taxes                                                               (801)        (121)
       Amortization of deferred loan fees                                                     2           35
       Amortization of premiums on investment securities                                  1,416          206
       Net (gain) loss on sale of investment securities                                    (148)           6
       Mortgage loans originated for sale                                                 2,307        5,352
       Mortgage loan sales                                                               (2,325)      (5,404)
       Net gains on sale of credit cards                                                      -          (66)
       Release of ESOP shares                                                               183            -
       Compensation under RSP plan                                                          119            -
       Increase in accrued interest receivable                                             (338)        (319)
       (Increase) decrease in other assets                                               (1,477)          84
       (Decrease) in other liabilities                                                    1,952         (246)
       Increase in cash surrender value of officer life insurance                          (144)         (87)
       (Decrease) in accrued interest payable on advances                                   (46)           5
                                                                                      ---------    ---------

              Net cash provided by operating activities                                   4,887        2,429
                                                                                      ---------    ---------
Investing activities
    Purchase of investment securities held to maturity                                  (12,603)      (8,104)
    Purchase of investment securities available for sale                               (107,139)     (21,252)
    Maturity and principal repayments of investment securities
       held to maturity                                                                  15,539        3,019
    Maturity and principal repayments of investment securities
       available for sale                                                                43,526       18,342
    Purchase of property and equipment                                                   (1,095)      (4,438)
    Purchase of FHLB Stock                                                               (2,614)        (319)
    Proceeds from sale of investment securities available for sale                        9,029        2,036
    Loan originations, net of principal repayments                                      (59,126)     (62,321)
    Purchase of loans                                                                         -      (13,717)
    Cash consideration paid to acquire First Bank of Central Jersey                      (2,269)           -
    Cash and equivalents acquired from First Bank of Central Jersey                       7,773            -
                                                                                      ---------    ---------
              Net cash used in investing activities                                    (108,979)     (86,754)
                                                                                      ---------    ---------
Financing activities
    Net increase in deposits                                                             56,737       89,125
    Net advances from Federal Home Loan Bank of New York                                 47,475       14,644
    Net proceeds from issuance of common stock                                                -       13,035
       (Decrease) increase in advance payments by borrowers for taxes and insurance         (86)         292

    Purchase of treasury stock for the RSP                                                 (103)           -
                                                                                      ---------    ---------
              Net cash provided by financing activities                                 104,023      117,096
                                                                                      ---------    ---------

              Net (decrease) increase in cash and cash equivalents                          (69)      32,771

Cash and cash equivalents at beginning of year                                            7,886        3,708
                                                                                      ---------    ---------

Cash and cash equivalents at end of period                                            $   7,817    $  36,479
                                                                                      =========    =========
Supplemental disclosure of cash flow information
    Cash paid during the year for
       income taxes                                                                   $     957    $   1,087
                                                                                      =========    =========
      Interest paid on deposits and borrowed funds                                    $   8,097    $   6,574
                                                                                      =========    =========

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

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year or any other period.

2. EARNINGS PER SHARE

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as stock options) were exercised or resulted in the issuance of common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. Shares issued and shares reacquired during any period are weighted for the portion of the period that they were outstanding.

In computing both basic and diluted earnings per share, the weighted average number of common shares outstanding includes all 1,889,502 shares issued to Synergy, MHC. Also included are the ESOP shares previously allocated to participants and shares committed to be released for the allocation to participants and RSP shares which have vested or have been allocated to participants. ESOP and RSP shares that have been purchased but not committed to be released have not been considered in computing basic and diluted earnings per share.

3. STOCK BASED COMPENSATION

At the annual meeting held on April 22, 2003, stockholders of Synergy Financial Group, Inc. approved the Company's 2003 Stock Option Plan and the 2003 Restricted Stock Plan. A total of 165,746 and 66,297 shares of common stock have been made available for granting under the Stock Option and Restricted Stock Plans, respectively. During the second quarter of 2003, the Company granted 165,746 options to purchase common shares of the Company and issued 56,685 shares of restricted stock. Prior to April 22, 2003, the Company did not have a Stock Option Plan or a Restricted Stock Plan.

The Company's stock option plan and the restricted stock plan are accounted for in accordance with the provisions of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and released Interpretations. Accordingly, no compensation expense has been recognized for the stock option plan. Expense for the restricted stock plan in the amount of the fair value of the common stock at the date of grant is recognized ratable over the vesting period.

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

                  SYNERGY FINANCIAL GROUP INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued
                                   (unaudited)


                                                          For the three months ended  For the nine months ended
                                                              September 30, 2003          September 30, 2003

                                                                (in thousands, except per share data)

Net income, as reported                                             $739                   $2,302
Add: Expense recognized for the restricted stock  plan,
    net of related tax effect                                         36                       71
Less: total stock option and restricted stock plan
expense, determined under the fair value method, net of
related tax effect                                                   (84)                    (167)
                                                                    ----                   ------
Pro forma net income                                                $691                   $2,206
                                                                    ====                   ======

Basic earnings per share            As reported                     0.23                      0.71
                                    Pro forma                       0.21                      0.68

Diluted earnings per share          As reported                     0.23                      0.71
                                    Pro forma                       0.21                      0.68


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


5.       ACQUISITIONS

   On January 10, 2003, Synergy Bank (the "Bank"), a wholly-owned subsidiary, acquired all of the net assets of First Bank of Central Jersey for a cash purchase price of approximately $2.1 million. This transaction was accounted for under the purchase method. The acquisition resulted in the recording of approximately $42,000 of goodwill and approximately $766,000 of core deposit intangible, which is being amortized over 8 years.

                 SYNERGY FINANCIAL GROUP, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued
                                   (unaudited)


6. EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computation. Earnings per share information for the periods ended September 30, 2002 are not presented, as it is not meaningful.

                                         For the three months ended September 30, 2003

                                           Income            Shares            Per
                                                                           Share Amount
                                         ------------     -------------    -------------
Net income                                $  738,912
                                         ------------

Basic earnings per share:
Income available to common                $  738,912         3,234,025        $    0.23
stockholders
                                         ------------     -------------    -------------

Effect of dilutive common
stock equivalents                                               20,632
                                                                ------
Diluted earnings per share:
Income available to common                $  738,912         3,254,657        $    0.23
stockholders
                                         ------------     -------------    -------------

                                          For the nine months ended September 30, 2003

                                           Income            Shares            Per
                                                                           Share Amount
                                         ------------     -------------    -------------
Net income                               $ 2,301,539
                                         ------------

Basic earnings per share:
Income available to common               $ 2,301,539         3,234,116        $    0.71
stockholders
                                         ------------     -------------    -------------

Effect of dilutive common
stock equivalents                                                3,774
                                                                 -----
Diluted earnings per share:
Income available to common               $ 2,301,539         3,237,890        $    0.71
stockholders
                                         ------------     -------------    -------------


7. RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2003, the AICPA issued SOP 03-3 Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Company will be unable to collect all contractually required payments receivable. SOP 03-3 requires that the Company recognize the excess of all cash flows expected at acquisition over the investor's initial investment in the loan as interest income on a level-yield basis over the life of the loan as the accretable yield. The loan's contractual required payments receivable in excess of the amount of its cash flows excepted at acquisition (non-accretable difference) should not be recognized as an adjustment to yield, a loss accrual or a valuation allowance for credit risk. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Assets. Total assets increased $160 million, or 37.1%, to $591.3 million at September 30, 2003, from $431.3 million at December 31, 2002. The increase in total assets resulted primarily from a $73.2 million increase in investment securities and a $79.6 million increase in net loans receivable. The increase in investment securities included $22.7 million of investment securities acquired from the First Bank acquisition. In addition, the increase in loans was also a result of acquiring $21.9 million of loans from First Bank, which were adjusted to reflect their fair market value. These credits were predominantly commercial and non-residential mortgage loans.

For the nine-month period ended September 30, 2003, the Bank originated $192.1 million in loans, compared with $136.2 million for the corresponding 2002 period. The low market interest rate environment in 2002 and the first nine months of 2003 accelerated our loan originations due to increased loan refinancing.

The outstanding balances in consumer loans, home equity loans, and multi-family and non-residential mortgage loans increased by $37.5 million, $15.7 million and $21.8 million, respectively, from December 31, 2002 to September 30, 2003. First mortgage loans decreased by $1.4 million, as a result of an increase in prepayments during this same period. Consumer loans increased due to greater volume. Home equity loans increased due to continued promotional efforts aimed at increasing the proportion of these credits to our total loan portfolio. Commercial loans also increased by $4.1 million from December 31, 2002 to September 30, 2003 as a result of our acquisition of First Bank of Central Jersey.

Liabilities. Total liabilities increased $158.7 million, or 40.3%, to $552.1 million at September 30, 2003 from $393.4 million at December 31, 2002. The increase in total liabilities resulted primarily from an increase of $109 million in deposits, of which $71.3 million was in core deposits. A large portion, $52.2 million or 47.9%, of the deposit growth was a result of the acquisition of First Bank. FHLB advances increased by $47.5 million or 130.2% over the December 31, 2002 balance. The increase in FHLB advances was to fund both the purchase of investment securities and loan originations during this period. It is projected that the deposit flow from existing and new branches will be used to fund our loan demand and pay down the FHLB advances.

Equity. Stockholders' equity increased $1.3 million to $39.2 million at September 30, 2003 from $37.9 million at December 31, 2002. This increase was primarily attributable to $2.3 million in net income for the nine months ended September 30, 2003 and an decrease of $1.1 million in accumulated other comprehensive income, net of tax.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and 2002

Net Income. Net income increased by $724,000, to $2.3 million, for the nine months ended September 30,2003 compared to $1.6 million for the same period in 2002, a 45.9% increase. The increase was primarily attributable to a $3.7 million increase in net interest income and a $519,000 increase in total other income, offset by a $3.1 million increase in total other expenses and a $414,000 increase in income tax expense as a result of higher taxable income.

Net Interest Income. Net interest income grew $3.7 million, or 35.7%, for the nine months ended September 30, 2003 compared to the same period in 2002. Total interest income increased by $5.2 million, to $22.2 million, for the nine months ended September 30, 2003, while total interest expense increased by $1.5 million, to $8.1 million, for the nine months ended September 30, 2003.

The 30.6% increase in total interest income was primarily due to a $148.7 million, or 42.2%, increase in the average balance of interest-earning assets, offset by a 72 basis point decrease in the average yield earned on these investments. The increase in interest-earning assets was a direct result of management's strategy of combining internal growth with the acquisition of First Bank. The average balance of interest- earning loans increased by $90.9 million, to $363.4 million, or 33.4%, over last year's comparable period. The decrease in the average yield was primarily attributable to lower market interest rates during the 2003 period.

The 22.4% increase in total interest expense resulted primarily from a 42.3% increase in the average balance of interest-bearing liabilities, offset by a 44 basis point decrease in the average cost of these funds. The increase in the average balance of interest-bearing liabilities during this period reflects organic growth as well as the acquisition of First Bank in the first-quarter of 2003. More specifically, the average balance of deposits increased by $126.6 million. Deposits acquired from First Bank totaled $52.2 million. Further, the average balance of interest-bearing liabilities reflected an increased level of borrowings, with the average balance increasing by $21.7 million for this period. The decrease in the average cost of interest-bearing liabilities was primarily attributable to lower market yields during this time period, as well as the acquisition of core deposits from First Bank.

Provision for Loan Losses. We maintain an allowance for loan losses through provisions for loan losses which are charged to operations. The provision is made to adjust the total allowance for loan losses to an amount that represents management's best estimate of losses known and inherent in the loan portfolio at the balance sheet date that are both probable and reasonable to estimate. In estimating the known and inherent loan losses in the loan portfolio that are both probable and reasonable to estimate, management considers factors such as internal analysis of credit quality, general levels of loan delinquencies, collateral values, Synergy Bank's historical loan loss experience, changes in loan concentrations by loan category, the level of unseasoned loans, peer group information and economic and market trends affecting our market area. The provision established for loan losses each month reflects management's assessment of these factors in relation to the level of the allowance at such time.

The provision for loan losses was $723,000 for the nine months ended September 30, 2003, compared to $760,000 for the same period in 2002. The decrease in the provision reflects our present level of allowance requirements based on our credit risk exposure utilizing the above noted allowance for loan losses methodologies. The Bank experienced an increase in charge-offs from $215,000 for the first nine months of 2002, as compared to $1.1 million for the same period in 2003, of which $512,000 was a direct result of the acquisition of indirect automobile loans from First Bank. The Bank is maintaining a higher percentage of valuation allowances against these higher risk credits. The balance of this indirect automobile loan portfolio is steadily decreasing through principal amortization. These loans are closely monitored through an in-house collection process as well as within the Asset and Liability Management Committee. There can be no assurance, however, that the Bank will not recognize additional future losses on its indirect automobile loan portfolio.

The allowance for loan losses was $3.1 million at September 30, 2003 compared to $2.1 million at September 30, 2002. We allocate the allowance to various categories based on our classified assets, historical loan loss experience, and our assessment of the risk characteristics of each loan category and the relative balances at month end of each loan category. The allocation did not change materially from September 30, 2002 to September 30, 2003.

Other Income. Other income, which is primarily comprised of deposit account fees, ATM fees, loan fees, service charges and a bank-owned life insurance policy, increased by $519,000, to $1.8 million, for the nine months ended September 30, 2003 from the $1.3 million reported during the same period in 2002. Excluding net gains from the sale of assets of $166,000 during the 2003 period and $112,000 during the 2002 period, other income increased $419,000, primarily due to an increase in service charges.

Other Expenses. Other expenses increased by $3.1 million, to $11.6 million, for the nine months ended September 30, 2003 when compared to the same period in 2002. The increase resulted mostly from higher operating expenses associated with six additional full-service branch offices opened in 2002 and the acquisition of two full-service branches in 2003 from the First Bank transaction. This included increases of $1.3 million and $934,000, respectively, in total salary compensation and office premises expenses.

Historically, we have had a high level of operating expense because of the large number of branch offices relative to our asset size. In future periods, management anticipates a similar impact on future earnings resulting from the continued expansion of the Bank's branch office network consistent with implementation of our strategic plan.

During the 2003 period, we also had increased expenses not present in the 2002 period associated with being a public company, such as periodic reporting, an annual stockholder meeting, retention of a transfer agent and professional fees associated with complying with the mandated requirements of the Sarbanes-Oxley Act, as well as management of an employee stock ownership plan.

Income Tax Expense. Income tax expense increased by $414,000 for the nine months ended September 30, 2003 compared to the same period in 2002, reflecting higher taxable income for the 2003 period.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
        ------------------

         The Company and its subsidiaries, from time to time, may be a party to routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Bank, the wholly-owned subsidiary of the Company, holds security interests, claims involving the making and servicing of real property loans, and other issues incident to its business. There were no lawsuits pending or known to be contemplated at September 30, 2003 that would have a material effect on the Company's operations or income.

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

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         None.

Item 5. Other Information.
        -----------------

         Synergy Financial Group, Inc. (the "Company") announced the adoption of a Plan of Conversion and Reorganization (the "Plan") on July 28, 2003. Pursuant to the Plan, the Company, Synergy, MHC and the Synergy Bank (the "Bank") will convert from the mutual holding company form of organization to a full stock company.

         Pursuant to the Plan, the Bank will establish a New Jersey stock holding company ("New Company"), and the shares of the Company stock that are currently owned will be converted, pursuant to an exchange ratio, into shares of the New Company. Pursuant to the Plan, Synergy, MHC will be eliminated and the Bank will become a wholly-owned subsidiary of the New Company, which will be owned entirely by public stockholders.

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

         a) Exhibits:

          31.1 Certification pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification pursuant toss.302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant toss.906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

         During the quarter ended September 30, 2003, the Company filed a Report on Form 8-K dated July 30, 2003 to report consolidated earnings for the second-quarter ended June 30, 2003 and a Report on Form 8-K dated July 28, 2003 announcing the adoption of a Plan of Conversion and Reorganization by which the Company, Synergy, MHC and Synergy Bank will convert from the mutual holding company form of organization to a full stock company.

                                   SIGNATURES



          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SYNERGY FINANCIAL GROUP, INC.



Date: November 14, 2003                By: /s/John S. Fiore
                                           -------------------------------------
                                           John S. Fiore
                                           President and Chief Executive Officer
                                           (Duly Authorized Representative)

          Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/John S. Fiore                          /s/Ralph A. Fernandez
-----------------------------             --------------------------------------------
John S. Fiore                             Ralph A. Fernandez
President and Chief Executive Officer     Vice President and Chief Financial Officer
(Principal Executive Officer)             (Principal Financial and Accounting Officer)

Date: November 14, 2003                    Date: November 14, 2003